Form 10-K405
period 1999-12-31
CONNECTICUT BANCSHARES INC/DE
filed 2000-03-30
CIK 1097882

                                     PART I

Item 1.  Business.
------------------

     Connecticut Bancshares, Inc. (the "Company"), a Delaware corporation, was organized in October 1999 for the purpose of becoming the holding company for Savings Bank of Manchester (the "Bank") upon the conversion of the Bank's former parent holding company, Connecticut Bankshares, M.H.C. ("M.H.C."), from a mutual to stock form of organization (the "Conversion"). The Conversion was completed on March 1, 2000. In connection with the Conversion, the Company sold 10,400,000 shares of its common stock, par value $0.01 per share ("Common Stock") at a purchase price of $10 per share, to depositors of the Bank in a
subscription offering.   In addition, the Company issued an additional 832,000
shares, representing 8% of the shares sold in the subscription offering, to SBM Charitable Foundation, Inc., a charitable foundation established by the Bank. The Company has not engaged in any significant activity other than holding all the issued and outstanding stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

     The Bank was founded in 1905 as a Connecticut-chartered mutual savings bank. In 1996, the Bank converted to stock form as part of the M.H.C.'s mutual holding company formation. The Bank is regulated by the Connecticut Department of Banking and the Federal Deposit Insurance Corporation. The Bank's deposits are insured to the maximum allowable amount by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. The Bank has been a member of the Federal Home Loan Bank System since 1977.

     The Bank is a traditional savings association that accepts retail deposits from the general public in the areas surrounding its 23 full-service banking offices and uses those funds, together with funds generated from operations and borrowings, to originate residential mortgage loans, commercial loans and consumer loans, primarily home equity loans and lines of credit. The Bank primarily holds the loans that it originates for investment. However, the Bank also sells loans, primarily fixed-rate mortgage loans, in the secondary market, while generally retaining the servicing rights. The Bank also invests in mortgage-backed securities, debt and equity securities and other permissible investments. The Bank's revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on investment and mortgage-backed securities. The Bank's primary sources of funds are deposits, principal and interest payments on loans and investments and mortgage-backed securities and advances from the Federal Home Loan Bank of Boston.

Market Area

     The Bank is headquartered in Manchester, Connecticut in Hartford County. The Bank's primary deposit gathering and lending areas are concentrated in the communities surrounding its 23 banking offices located in Hartford, Tolland and Windham Counties.

     Hartford County is located in central Connecticut approximately two hours from both Boston and New York City and contains the City of Hartford. The region serves as the governmental and as a financial center of Connecticut. Hartford County has a diversified mix of industry groups, including insurance and financial services, manufacturing, service, government and retail. The major employers in the area include several prominent international and national insurance and manufacturing companies, such as Aetna, Inc., The Hartford Financial Services Group, Inc., Travelers Property Casualty Corp., United Technologies Corp., Stanley Works, as well as many regional banks and the Connecticut State Government.

Competition

     The Bank faces intense competition in attracting deposits and loans in its primary market area. Historically, the Bank's most direct competition for deposits came from the several commercial and savings banks operating in its primary market area and, to a lesser extent, from other financial institutions, such as brokerage firms, credit unions and insurance companies. Although these entities continue to provide a source of competition for deposits, the Bank faces increasingly significant competition for deposits from the mutual fund industry as customers seek alternative sources of investment for their funds. The Bank also must compete for investors' funds which may be used to purchase short-term money market securities and other corporate and government securities. While the Bank faces competition for loans from the significant number of traditional financial institutions, primarily savings banks and commercial banks in its market area, its most significant competition comes from other financial service providers, such as the mortgage companies and mortgage brokers operating in its primary market area. Additionally, the Bank expects competition to increase as a result of recent regulatory actions and legislative changes, most notably the recent enactment of the Financial Services Modernization Act of 1999. These changes have eased and likely will continue to ease restrictions on interstate banking and entry into the financial services market by non-depository and non-traditional financial services providers, including insurance companies, securities brokerage and underwriting firms, and specialty financial services companies such as internet-based providers.

Lending Activities

     General. The types of loans that the Bank may originate are limited by federal and state laws and regulations. Interest rates charged by the Bank on loans are affected principally by the Bank's current asset/liability strategy, the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

     Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                                    At December 31,
                           ------------------------------------------------------------------------------------------------------
                                    1999                  1998              1997                1996                  1995
                           ---------------------  ------------------  -----------------    -----------------    -----------------
                              Amount    Percent    Amount    Percent  Amount    Percent    Amount    Percent    Amount    Percent
                                           of                   of                 of                   of                   of
                                         Total                Total              Total                Total                Total
                           ----------------------------------------- ------------------------------------------------------------
(Dollars in thousands)
Real estate loans:
   One- to four-family.....  $540,124     56.92%  $464,623   56.85%  $489,105     60.53%  $457,168     61.66%  $431,208     61.23%
   Construction (1)........    40,727      4.29     35,860    4.39     23,524      2.90     16,900      2.27     15,804      2.25
   Commercial and multi-
      family...............   159,984     16.86    131,717   16.11    117,622     14.55    104,364     14.07    105,050     14.92
                             --------    ------   --------  ------   --------    ------   --------    ------   --------    ------
      Total real estate
       loans...............   740,835     78.07    632,200   77.35    630,251     77.98    578,432     78.00    552,062     78.39
                             --------    ------   --------  ------   --------    ------   --------    ------   --------    ------
Commercial loans...........   134,550     14.18    114,650   14.03    106,874     13.22     97,117     13.10     86,975     12.35
                             --------    ------   --------  ------   --------    ------   --------    ------   --------    ------
Consumer loans:
   Home equity loans and
    lines of credit........    23,019      2.42     21,605    2.64     20,559      2.54     18,959      2.56     16,796      2.38
   Other...................    50,553      5.33     48,917    5.98     50,553      6.26     47,071      6.34     48,448      6.88
                             --------    ------   --------  ------   --------    ------   --------    ------   --------    ------
      Total consumer loans.    73,572      7.75     70,522    8.62     71,112      8.80     66,030      8.90     65,244      9.26
                             --------    ------   --------  ------   --------    ------   --------    ------   --------    ------
      Total loans..........   948,957    100.00%   817,372  100.00%   808,237    100.00%   741,579    100.00%   704,281    100.00%
                                         ======             ======               ======               ======               ======

   Allowance for loan
    losses.................   (10,617)             (10,585)            (9,945)              (9,131)              (8,484)
                             --------             --------           --------             --------             --------
      Total loans, net.....  $938,340             $806,787           $798,292             $732,448             $695,797
                             ========             ========           ========             ========             ========

----------------------
(1)   Includes residential and commercial real estate loans.

     One- to Four-Family Real Estate Loans. The Bank's primary lending activity is to originate loans secured by one- to four-family residences located in its primary market area. At December 31, 1999, $540.1 million, or 56.9%, of the Bank's total loans consisted of one- to four-family mortgage loans. Of the one- to four-family loans outstanding at that date, 51.9% were fixed-rate mortgage loans and 48.1% were adjustable-rate loans.

     The Bank originates fixed-rate fully amortizing loans with maturities ranging between ten and 30 years. Management establishes the loan interest rates based on market conditions. The Bank offers mortgage loans that conform to Fannie Mae and Freddie Mac guidelines, as well as jumbo loans, which are presently loans in amounts over $240,000. Fixed-rate conforming loans are generally originated for portfolio. However, the Bank may sell such loans from time to time. Management periodically determines whether or not to sell loans based on changes in prevailing market interest rates. Loans that are sold are generally sold to Freddie Mac, with the servicing rights retained.

     Currently, the Bank also offers adjustable-rate mortgage loans, with an interest rate based on the one year Constant Maturity Treasury index, which is adjusted annually at the outset of the loan or which is adjusted annually after a three or five year initial fixed period and with terms of up to 30 years. Interest rate adjustments on such loans are limited to no more than 2% during any adjustment period and 6% over the life of the loan. Adjustable-rate loans may possess a conversion option, whereby the borrower may opt to convert the loan to a fixed interest rate after a predetermined period of time, generally within the first 60 months of the loan term. Included in the Bank's adjustable-rate mortgage loan portfolio are adjustable-rate loans which are originated at an interest rate below the fully indexed rate. During 1999, the Bank originated $43.5 million of these discounted adjustable-rate mortgage loans, or 4.6% of the total loan portfolio, with an average yield of 5.8%. The time period in which such loans will reprice to their fully indexed rate may be longer than the Bank's other fully indexed adjustable-rate loans. However, the Bank's experience, which cannot be guaranteed in future periods, is that these discounted adjustable-rate loans tend to be more stable and less susceptible to prepayment activity in a falling interest rate environment and less subject to default in a rising interest environment.

     Adjustable-rate mortgage loans help reduce the Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by borrowers. It is possible that during periods of rising interest rates the risk of default on adjustable-rate mortgage loans may increase as a result of repricing and the increased payments required to be paid by borrowers. In addition, although adjustable-rate mortgage loans allow the Bank to adjust the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yields on adjustable-rate mortgage loans will be sufficient to offset increases in the Bank's cost of funds during periods of rising interest rates. The Bank believes these risks, which have not had a material adverse effect on the Bank to date, are generally less than the risks associated with holding fixed-rate loans in its portfolio in a rising interest rate environment.

     The Bank underwrites fixed- and variable-rate one- to four-family residential mortgage loans with loan-to-value ratios of up to 97% and 95%, respectively, provided that a borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value or sales price, whichever is less, of the secured property. The Bank also requires fire, casualty, title, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans made by the Bank. An independent licensed appraiser generally appraises all properties.

     In an effort to provide financing for moderate income and first-time home buyers, the Bank offers FHA and CHFA (Connecticut Housing Finance Authority) loans and has its own First-Time Home Buyer loan program. These programs offer residential mortgage loans to qualified individuals. These loans are offered with adjustable-and fixed-rates of interest and terms of up to 30 years. Such loans may be secured by one- to four-family residential property, in the case of FHA and CHFA loans, and must be secured by a single family owner-occupied unit in the case of First-Time Home Buyer loans. All of these loans are originated using modified underwriting guidelines. FHA loans are closed in the name of the Bank and immediately sold on the secondary market to Countrywide Mortgage Company with the loan servicing released. CHFA loans are immediately assigned after closing to the Connecticut Housing Finance Authority with servicing rights retained by the Bank. Countrywide Mortgage and CHFA establish their respective rates and terms upon which such loans are offered. First-Time Home Buyer loans are offered with a discounted interest rate (approximately 50 basis points) and usually with no application or loan origination fees. All such loans are originated in amounts of up to 97% of the lower of the property's appraised value or the sale price. Private mortgage insurance is required on all such loans.

     The Bank also offers to its full-time employees who satisfy certain criteria and the general underwriting standards of the Bank fixed and adjustable-rate mortgage loans with reduced interest rates, which are currently 50 to 100 basis points below the rates offered to the Bank's other customers. The Employee Mortgage Rate is limited to the purchase, construction or refinancing of an employee's owner-occupied primary residence. The Employee Mortgage Rate normally ceases upon termination of employment or if the property no longer is the employee's primary residence. Upon termination of the Employee Mortgage Rate, the interest rate reverts to the contract rate in effect at the time that the loan was extended. All other terms and conditions contained in the original mortgage and note continue to remain in effect. As of December 31, 1999, the Bank had $8.0 million of Employee Mortgage Rate loans, or 0.85% of total loans.

     Construction Loans. The Bank originates construction loans to individuals for the construction and acquisition of personal residences. At December 31, 1999, residential construction loans amounted to $ 9.8 million, or 1.0% of the Bank's total loans. At December 31, 1999, the unadvanced portion of construction loans totalled $ 5.1 million.

     The Bank's residential construction loans generally provide for the payment of interest only during the construction phase, which is usually twelve months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. At December 31, 1999, the largest outstanding residential construction loan commitment was for $400,000, $399,000 of which was outstanding. This loan was performing according to its terms at December 31, 1999. Construction loans to individuals are generally made on the same terms as the Bank's one- to four-family mortgage loans.

     Before making a commitment to fund a residential construction loan, the Bank requires an appraisal of the property by an independent licensed appraiser. The Bank also reviews and inspects each property before disbursing any funds during the term of the construction loan. Loan proceeds are disbursed after each inspection based on the percentage of completion method.

     The Bank also originates residential development loans primarily to finance the construction of single-family homes and subdivisions. At December 31, 1999, residential development loans totalled $24.1 million, or 2.5% of the Bank's total loans. These loans are generally offered to experienced builders with whom the Bank has an established relationship. Residential development loans are typically offered with terms of up to 24 months. The maximum loan-to-value limit applicable to these loans is 80% for contract sales and 70% for speculative properties. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by an approved appraiser of the Bank warrants. At December 31, 1999, the Bank's largest residential development loan was a nonperforming loan for $4.1 million secured by a retirement facility located in Central New England. That facility is part of a larger development, that also had a loan which matured on June 30, 1999 in the amount of $563,000 secured by eight residential units. Interest payments were kept current on the latter loan, and such loan was repaid in 2000. Proceeds from the sale of units were used to reduce the amount outstanding on the overall lending relationship by an additional $463,000 in 2000.

     The Bank also makes construction loans for commercial development projects. The projects include multi-family, apartment, industrial, retail and office buildings. These loans generally have an interest-only phase during construction and then convert to permanent financing. Disbursement of funds are at the sole discretion of the Bank and are based on the progress of construction. The maximum loan-to-value limit applicable to these loans is 75%. At December 31, 1999, commercial construction loans totalled $6.8 million, or 0.7%, of total loans.

     The Bank also originates land loans to local contractors and developers for the purpose of improving the property, or for the purpose of holding or developing the land for sale. Such loans are secured by a lien on the property, are limited to 70% of the lower of the acquisition price or the appraised value of the land and have a term of up to two years with a floating interest rate based on the Bank's internal base rate. The Bank's land loans are generally secured by property in its primary market area. The Bank requires title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste.

     Construction and development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed in order to protect the value of the property. Additionally, if the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

     Commercial and Multi-Family Real Estate Loans. The Bank originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in the Bank's primary market area. At December 31, 1999, the Bank had $160.0 million in commercial and multi-family real estate loans which amounted to 16.9% of total loans. The Bank's multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 75% of the appraised value of the property provided such loan complies with the Bank's current loans-to-one-borrower limit, which at December 31, 1999 was $18.4 million. The Bank's multi-family and commercial real estate loans may be made with terms of up to 25 years and are offered with interest rates that adjust periodically and are generally indexed to the one, three or five year Constant Maturity Treasury index. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, the Bank will also consider the term of the lease and the quality of the tenants. The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. Environmental surveys are generally required for commercial real estate loans. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. The largest multi-family or commercial real estate loan in the Bank's portfolio at December 31, 1999 was a performing $4.6 million real estate loan secured by two separate multi-tenant retail buildings located in Middletown and Newington, Connecticut.

     Loans secured by multi-family and commercial real estate properties generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties often depend on the successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank tries to minimize these risks through its underwriting standards.

     Commercial Loans. At December 31, 1999, the Bank had $134.6 million in commercial loans which amounted to 14.2% of total loans. In addition, at such date, the Bank had $57.2 million of unadvanced commercial lines of credit. The Bank makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. The Bank offers a variety of commercial lending products, including term loans for fixed assets and working capital, revolving lines of credit, letters of credit, and Small Business Administration guaranteed loans. The maximum amount of a commercial business loan is limited by the Bank's loans-to-one-borrower limit which at December 31, 1999, was $18.4 million. Term loans are generally offered with initial fixed rates of interest for the first five years and with terms of up to ten years. Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal. Business loans with variable rates of interest adjust on a daily basis and are indexed to the Bank's internal base rate.

     When making commercial business loans, the Bank considers the financial statements of the borrower, the Bank's lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Commercial business loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 90% of the value of the collateral securing the loan. The Bank generally does not make unsecured commercial loans.

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. At December 31, 1999, the Bank's largest commercial loan was a $3.2 million loan secured by commercial real estate located in Windham, Connecticut and operating as a mobile home park. This loan was performing according to its original terms at December 31, 1999.

     Consumer Loans. The Bank offers a variety of consumer loans, including second mortgage loans and home equity lines of credit, both of which are secured by owner-occupied one- to four-family residences. At December 31, 1999, second mortgage loans and equity lines of credit totalled $ 48.2 million, or 5.1% of the Bank's total loans and 65.5% of consumer loans. Additionally, at December 31, 1999, the unadvanced amounts of home equity lines of credit totalled $24.7 million. The underwriting standards employed by the Bank for second mortgage loans and equity lines of credit include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity lines of credit have adjustable rates of interest which are indexed to the prime rate as reported in The Wall Street Journal. Interest rate adjustments on home equity lines of credit are limited to no more than a maximum of 18%. Generally, the maximum loan-to-value ratio on home equity lines of credit is 90%. A home equity line of credit may be drawn down by the borrower for a period of 10 years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only the interest. The borrower has to pay back the amount outstanding under the line of credit at the end of a 20 year period. The Bank offers fixed- and adjustable-rate second mortgage loans with terms up to 20 years. The loan-to-value ratios of both fixed-rate and adjustable-rate home equity loans are generally limited to 90%.

     The Bank offers fixed-rate automobile loans for new or used vehicles with terms of up to 72 months and loan-to-value ratios of the lesser of the purchase price or the retail value shown in the NADA Used Car Guide. At December 31, 1999, automobile loans totalled $10.3 million, or 1.1% of the Bank's total loans and 14.0% of consumer loans. For the year ended December 31, 1999, the Bank originated $5.4 million of automobile loans.

     Other consumer loans at December 31, 1999 amounted to $ 15.1 million, or 1.6% of the Bank's total loans and 20.5% of consumer loans. These loans include unsecured personal loans, collateral loans, credit card loans and education loans. Unsecured personal loans generally have a fixed-rate, a maximum borrowing limitation of $25,000 and a maximum term of five years. Collateral loans are generally secured by a passbook account, a certificate of deposit or marketable securities.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections depend on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

     Loans to One Borrower. The maximum amount that the Bank may lend to one borrower is limited by statute. At December 31, 1999, the Bank's statutory limit on loans to one borrower was $18.4 million. At that date, the Bank's largest amount of loans to one borrower, including the borrower's related interests, was approximately $7.6 million and consisted of ten loans secured by various residential and commercial properties. These loans were performing according to their original terms at December 31, 1999.

     Maturity of Loan Portfolio. The following table shows the remaining contractual maturity of the Bank's total loans at December 31, 1999, excluding the effect of future principal prepayments.

                                                                          At December 31, 1999
                                            -------------------------------------------------------------------------------
                                                                                Commercial
                                                                                and Multi-
                                                 One- to                          Family
                                             four-family (1)  Construction (2)  Real Estate  Commercial  Consumer   Total
                                             ---------------  ----------------  -----------  ----------  --------  --------
                                                                             (In thousands)
Amounts due in:
   One year or less............................... $  1,798           $16,482      $  6,428    $ 29,572   $   931  $ 55,211
   After one year:
      More than one year to three years...........    2,579             7,928         2,269      22,295    10,428    45,499
      More than three years to five years.........    3,489                --         7,435      29,251    16,633    56,808
      More than five years to 10 years............   25,856             1,723        25,260      26,125    16,255    95,219
      More than 10 years to 15 years..............   77,634             1,349        44,784       7,955     9,999   141,721
      More than 15 years..........................  428,768            13,244        73,807      19,352    19,325   554,496
                                                   --------           -------      --------    --------   -------  --------
         Total amount due......................... $540,124           $40,727      $159,984    $134,550   $73,572  $948,957
                                                   ========           =======      ========    ========   =======  ========

--------------------------
(1) Includes home equity loans and lines of credit and second mortgages on one- to four-family residences.
(2)   Includes residential and commercial real estate loans.

     The following table sets forth, at December 31, 1999, the dollar amount of loans contractually due after December 31, 2000, and whether such loans have fixed interest rates or adjustable interest rates.

                                   Due After December 31, 2000
                                  ------------------------------
                                   Fixed    Adjustable   Total
                                  --------  ----------  --------
                                          (In thousands)
Real estate loans:
   One- to four-family (1)....... $278,765    $259,561  $538,326
   Construction (2)..............    6,657      17,588    24,245
   Commercial and multi-family...   16,575     136,981   153,556
                                  --------    --------  --------
      Total real estate loans....  301,997     414,130   716,127
Commercial loans.................   39,150      65,828   104,978
Consumer loans...................   47,289      25,352    72,641
                                  --------    --------  --------
        Total loans.............. $388,436    $505,310  $893,746
                                  ========    ========  ========

--------------------------
(1) Includes home equity loans and lines of credit and second mortgages on one- to four-family residences.
(2)   Includes residential and commercial real estate loans.


     Scheduled contractual principal repayments of loans do not reflect the actual life of the loans. The average life of a loan is substantially less than its contractual term because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare loans immediately due and payable if, among other things, the borrower sells the real property with the mortgage and the loan is not repaid. The average life of a mortgage loan tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, tends to decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

     Loan Approval Procedures and Authority. The Bank's lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. The Bank's policies and loan approval limits are established by management and are approved by the Board of Directors. The Board of Directors has designated certain individuals of the Bank and certain branch managers to consider and approve loans within their designated authority.

     All one- to four-family mortgage loans secured by the borrower's primary residence in amounts of up to $400,000 and all residential construction and second mortgage loans and home equity lines of credit in amounts of up to $250,000 may be approved by any two designated individuals. All residential construction and second mortgage loans and home equity lines of credit in excess of $250,000 and up to $400,000 require the approval of the Bank's loan committee. All residential loans in excess of $400,000 and up to $1.0 million require the approval of the Bank's loan committee. All residential loans in excess of $1.0 million require the approval of the Executive Committee of the Board of Directors.

     All commercial loans, including commercial real estate loans, multifamily loans, commercial construction and development loans and commercial business loans in amounts of up to $350,000 may be approved by any two of the designated individuals. All commercial loans in excess of $350,000 and up to $1.0 million require the approval of the Bank's loan committee; and all commercial loans in excess of $1.0 million require the approval of the Executive Committee of the Board of Directors.

     With regard to consumer loans, automobile loans in amounts of up to $50,000 and unsecured personal loans in amounts of up to $25,000 may be approved by either one or two of the designated individuals depending on the credit score; automobile loans in excess of $50,000 and unsecured personal loans in excess of $25,000 must be approved by the Bank's loan committee. Collateral loans of up to $25,000 may be approved by any branch manager.

     Loan Originations, Purchases and Sales. The Bank's lending activities are conducted by its salaried and commissioned loan personnel and through non-bank third-party correspondents. Currently, the Bank uses 17 loan originators who solicit and originate mortgage loans on behalf of the Bank. These loan originators accounted for approximately three quarters of the adjustable-rate and fixed-rate mortgage loans originated by the Bank in 1999. Loan originators are compensated by a commission that is based on product, mortgage type, and new or existing customer relationship. The commission currently ranges from 30 to 60 basis points of the loan amount. All loans originated by the loan originators are underwritten in conformity with the Bank's loan underwriting policies and procedures. At December 31, 1999, the Bank serviced $210.2 million of loans for others.

     From time to time, the Bank will purchase loans or participation interests in loans, primarily secured by one- to four-family residential properties located outside of the Bank's primary market area, usually in Fairfield County, Connecticut or in Massachusetts. Purchased loans are underwritten according to the Bank's own underwriting criteria and procedures and are generally purchased without the accompanying servicing rights. Amounts outstanding related to loan purchases and participation interests totalled $73.3 million and $51.0 million at December 31, 1999 and 1998, respectively.

     Substantially all of the Bank's adjustable-rate mortgage loans are originated for inclusion in the Bank's loan portfolio. Historically, the Bank originated fixed-rate mortgage loans for sale in the secondary market. However, since 1998 and due to the low demand for adjustable-rate mortgage loans, the Bank has begun to retain for its portfolio a significant portion of fixed-rate mortgage loans in order to maintain its targeted loan to asset ratio of 80%. Sales are generally to Freddie Mac, with servicing rights retained. Loan sale decisions are made by the Bank's management and are generally based on prevailing market interest rates and the Bank's loan-to-asset ratio.

     The following table presents total loans originated, sold, purchased and repaid during the periods indicated.

                                                        For the Year Ended
                                                          December 31,
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
                                                          (In thousands)

Loans at beginning of year.......................  $817,372  $808,237  $741,579
                                                   --------  --------  --------
   Originations:
      Real estate:
         One-to four-family......................   128,630   160,974    97,764
         Construction (1)........................    60,500    55,492    45,768
         Commercial and multi-family.............    31,571    24,948    23,921
                                                   --------  --------  --------
               Total real estate loans...........   220,701   241,414   167,453
      Commercial.................................    97,246    88,170    85,483
      Consumer...................................    33,926    30,684    30,634
                                                   --------  --------  --------
         Total loans originated..................   351,873   360,268   283,570
   Loans purchased...............................    36,911    17,281     8,284
                                                   --------  --------  --------
         Total loans originated and purchased....   388,784   377,549   291,854
                                                   --------  --------  --------

Deduct:
      Principal loan repayments and prepayments..   236,869   274,246   208,643
      Loan sales.................................    18,646    91,917    11,729
      Charge-offs................................     1,360     1,087       946
      Transfers to other real estate owned.......       324     1,164     3,878
                                                   --------  --------  --------
            Total deductions.....................   257,199   368,414   225,196
                                                   --------  --------  --------
Net increase in loans............................   131,585     9,135    66,658
                                                   --------  --------  --------
Loans at end of year.............................  $948,957  $817,372  $808,237
                                                   ========  ========  ========

----------------------
(1)   Includes residential and commercial real estate loans.


     Loan Commitments. The Bank issues loan commitments to prospective borrowers on the condition that certain events occur. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. At December 31, 1999, the Bank had loan commitments and unadvanced loans and lines of credit totalling $155.2 million.

     Loan Fees. In addition to interest earned on loans, the Bank receives income from fees derived from loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions. On loans originated by third-party originators, the Bank may pay a premium to compensate an originator for loans where the borrower is paying a higher rate on the loan.

     The Bank charges loan origination fees which are calculated as a percentage of the amount borrowed. As required by applicable accounting principles, loan origination fees, discount points and certain loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. At December 31, 1999, the Bank had approximately $1.5 million of net deferred loan fees. The Bank amortized approximately $800,000 of net deferred loan fees during the year ended December 31, 1999.

     Nonperforming Assets, Delinquencies and Impaired Loans. All loan payments are due on the first day of each month. When a borrower fails to make a required loan payment, the Bank attempts to cure the deficiency by contacting the borrower and seeking the payment. A late notice is mailed on the 16/th/ day of the month. In most cases, deficiencies are cured promptly. If a delinquency continues beyond the 30/th/ day of the month, the account is referred to an in-house collector. The Bank generally prefers to work with borrowers to resolve problems, but the Bank will institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

     On a monthly basis, management informs the Board of Directors of the amount of loans delinquent for more than 30 days, all loans in foreclosure, and all foreclosed and repossessed property that the Bank owns. The Bank ceases accruing interest on mortgage loans when principal or interest payments are delinquent 90 days or more unless management determines that the loan principal and interest is fully secured and in the process of collection. Once the accrual of interest on a loan is discontinued, all interest previously accrued is reversed against current period interest income once management determines that interest is uncollectible.

     On January 1, 1995, the Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan--an amendment to SFAS No. 114." At December 31, 1999, 1998 and 1997, the Bank had a $11.5 million, $1.5 million and $2.8 million, respectively, recorded investment in impaired loans all of which had no specific allowances.

     At December 31, 1999, the Bank's largest residential development loan was a nonperforming loan for $4.1 million secured by a retirement facility located in Central New England. That facility is part of a larger development, that also had a loan which matured on June 30, 1999 in the amount of $563,000 secured by eight residential units. Interest payments were kept current on the latter loan, and such loan was repaid in 2000. Proceeds from the sale of units were used to reduce the amount outstanding on the overall lending relationship by an additional $463,000 in 2000. At December 31, 1999, the second largest loan in the Bank's loan portfolio was also nonperforming. In 1988, the Bank made a $4.8 million first mortgage for the construction of a 45,000 square foot office building in the Bank's primary market area. In 1993, the $4.7 million balance of the loan was converted to an amortizing loan with a balloon payment maturing in November 1998. The loan is additionally secured by a first mortgage on another commercial property and a second mortgage on a multi-family property. The loan matured in November 1998. At that time, the loan was current as to principal and interest payments. However, the borrower requested a discounted payoff which the Bank refused. The Bank has since instituted foreclosure proceedings. In April 1999, the loan was placed on nonaccrual status. At December 31, 1999, the loan had an outstanding carrying balance of $4.3 million. Based on a January 2000 appraisal, the properties securing the loan had an appraised value of $5.13 million. The Bank has negotiated a settlement with the borrower requiring full repayment of the loan principal by May 2000.

     The following table sets forth information regarding nonperforming loans, troubled debt restructurings and other real estate owned at the dates indicated.

                                                             At December 31,
                                              ---------------------------------------------
                                                1999     1998     1997      1996      1995
                                              --------  -------  -------  --------  -------
                                                         (Dollars in thousands)

Nonperforming loans:
   One- to four-family real estate........... $   501   $  456   $1,732   $ 5,181   $ 5,478
   Commercial and multi-family real estate...  10,513      388      408     1,076     1,093
   Commercial................................     454      665      680       992       605
   Consumer..................................      17       15       15        29        81
                                              -------   ------   ------   -------   -------
Total nonperforming loans....................  11,485    1,524    2,835     7,278     7,257
Other real estate owned......................     604    1,759    4,708     5,482     4,749
                                              -------   ------   ------   -------   -------
   Total nonperforming assets................  12,089    3,283    7,543    12,760    12,006
Troubled debt restructurings.................      --       --       --        --     1,192
                                              -------   ------   ------   -------   -------
Total nonperforming assets and troubled
   debt restructurings....................... $12,089   $3,283   $7,543   $12,760   $13,198
                                              =======   ======   ======   =======   =======
Total nonperforming loans and troubled
   debt restructurings as a percentage
   of total loans............................    1.27%    0.19%    0.35%     0.98%     1.20%
Total nonperforming assets and troubled
   debt restructurings as a percentage
   of total assets...........................    0.98%    0.30%    0.73%     1.32%     1.41%


     Interest income that would have been recorded for the years ended December 31, 1999, 1998 and 1997 had nonaccruing loans been current according to their original terms amounted to approximately $635,000, $136,000 and $337,000, respectively. No interest related to these loans was included in interest income in either year.

     The following tables set forth the delinquencies in the Bank's loan portfolio as of the dates indicated.

                                         At December 31, 1999                         At December 31, 1998
                             --------------------------------------------  ----------------------------------------------
                                 60-89 Days           90 Days or More           60-89 Days           90 Days or More
                             -------------------  -----------------------  ---------------------  -----------------------
                             Number   Principal   Number     Principal     Number   Principal     Number      Principal
                               of    Balance of     of      Balance of       of    Balance of       of       Balance of
                             Loans      Loans     Loans        Loans       Loans      Loans       Loans         Loans
                             ------  -----------  ------  ---------------  ------  -----------  ----------  -------------
                                                                (Dollars in thousands)
Real estate loans:
   One- to four-family.........   1       $  32        3           $ 227        1       $   1            4          $ 151
   Commercial and multi-
      family...................  --          --       --              --       --          --            1            279
                                 --       -----       --           -----       --       -----           --          -----
      Total real estate
       loans...................   1          32        3             227        1           1            5            430
                                 --       -----       --           -----       --       -----           --          -----
Commercial loans...............   5         223        3             124        7         137            6            294
                                 --       -----       --           -----       --       -----           --          -----
Consumer loans:
   Home equity loans and
      lines of credit..........  --          --       --              --        1          15           --             --
   Other.......................   3           5        4               4        5           7            3             16
                                 --       -----       --           -----       --       -----           --          -----
      Total consumer loans.....   3           5        4               4        6          22            3             16
                                 --       -----       --           -----       --       -----           --          -----
      Total....................   9       $ 260       10           $ 355       14       $ 160           14          $ 740
                                 ==       =====       ==           =====       ==       =====           ==          =====

Delinquent loans to
   total loans.................            0.03%                    0.04%                0.02%                       0.09%
                                          =====                    =====                =====                       =====


                                                At December 31, 1997
                                 --------------------------------------------------
                                       60-89 Days            90 Days or More
                                 ----------------------  --------------------------
                                             Principal                 Principal
                                  Number    Balance of    Number       Balance of
                                 of Loans     Loans      of Loans        Loans
                                 ----------------------  --------------------------
                                               (Dollars in thousands)
Real estate loans:
   One- to four-family.........          1       $  87           6            $ 473
   Commercial and multi-
      family...................         --          --          --               --
                                        --       -----          --            -----
      Total real estate loans..          1          87           6              473
                                        --       -----          --            -----
Commercial loans...............          3         116           2              140
                                        --       -----          --            -----
Consumer loans:
   Home equity loans and
      lines of credit..........          3          95           3              130
   Other.......................          5          29           4               15
                                        --       -----          --            -----
      Total consumer loans.....          8         124           7              145
                                        --       -----          --            -----

      Total....................         12       $ 327          15            $ 758
                                        ==       =====          ==            =====

Delinquent loans to
   total loans.................                   0.04%                        0.09%
                                                 =====                        =====


     Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired, it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in changes to expense after acquisition are expensed. At December 31, 1999, the Bank had $604,000 of real estate owned, net, consisting of a one- to four-family residence and one commercial property.

     Asset Classification. Banking regulators have adopted various regulations and practices regarding problem assets of savings institutions. Under such regulations, federal and state examiners have authority to identify problem assets during examinations and, if appropriate, require their classification.

     There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that its continued status as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover probable losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention." The Bank performs an internal analysis of its loan portfolio and assets to classify such loans and assets similar to the manner in which such loans and assets are classified by the federal banking regulators. In addition, the Bank regularly analyzes the losses inherent in its loan portfolio and its nonperforming loans in determining the appropriate level of the allowance for loan losses.

     Allowance for Loan Losses. In originating loans, the Bank recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses represents management's estimate of probable losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management's evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.

     The loan portfolio and other credit exposures are regularly reviewed by management to evaluate the adequacy of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes comparison to actual losses, peer group comparisons, industry data and economic conditions. In addition, the regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and may require the Bank to make additional provisions for estimated losses based upon judgments different from those of management.

     In assessing the allowance for loan losses, loss factors are applied to various pools of outstanding loans and certain unused commitments. The Bank segregates the loan portfolio according to risk characteristics (i.e., mortgage loans, home equity, consumer). Loss factors are derived using the Bank's historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.

     In addition, management assesses the allowance using factors that cannot be associated with specific credit or loan categories. These factors include management's subjective evaluation of local and national economic and business conditions, portfolio concentration and changes in the character and size of the loan portfolio. The allowance methodology reflects management's objective that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected credit losses.

     At December 31, 1999, the Bank had an allowance for loan losses of $10.6 million which represented 1.12% of total loans and 92.4% of nonperforming loans and troubled debt restructurings at that date. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Bank believes it has established its existing allowance for loan losses consistent with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.
Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

     The following table presents an analysis of the Bank's allowance for loan losses at and for the periods indicated.

                                           At or For the Year Ended December 31,
                                      -----------------------------------------------
                                        1999      1998      1997      1996      1995
                                      --------  --------  --------  --------  -------
                                                  (Dollars in thousands)
Allowance for loan losses,
   beginning of year................. $10,585   $ 9,945   $ 9,131   $ 8,484   $ 7,691
                                      -------   -------   -------   -------   -------
Charged-off loans:
   One- to four-family real estate...     110       340       299       695       474
   Commercial and multi-family
      real estate....................     790       112       133       326       395
   Commercial........................     337       483       311       366       287
   Consumer..........................     123       152       203       375       325
                                      -------   -------   -------   -------   -------
      Total charged-offs loans.......   1,360     1,087       946     1,762     1,481
                                      -------   -------   -------   -------   -------

Recoveries on loans previously
   charged off:
   One- to four-family real estate...      55       146       215        38         3
   Commercial and multi-family
      real estate....................      98        12        10        18        --
   Commercial........................      96       283       229       939       533
   Consumer..........................      43        86       106       214       188
                                      -------   -------   -------   -------   -------
      Total recoveries...............     292       527       560     1,209       724
                                      -------   -------   -------   -------   -------
Net loans charged-off................   1,068       560       386       553       757
                                      -------   -------   -------   -------   -------
Provision for loan losses............   1,100     1,200     1,200     1,200     1,550
                                      -------   -------   -------   -------   -------
Allowance for loan losses, end
   of year........................... $10,617   $10,585   $ 9,945   $ 9,131   $ 8,484
                                      =======   =======   =======   =======   =======

Net loans charged-off to average
   interest-earning loans............    0.12%     0.07%     0.05%     0.08%     0.11%
Allowance for loan losses
   to total loans....................    1.12      1.30      1.23      1.23      1.20
Allowance for loan losses to
   nonperforming loans and
   troubled debt restructurings......   92.44    694.55    350.79    125.46    100.41
Net loans charged-off to allowance
   for loan losses...................   10.06      5.29      3.88      6.06      8.92
Recoveries to charge-offs............   21.47     48.48     59.20     68.62     48.89

     The following table presents the approximate allocation of the allowance for loan losses by loan categories at the dates indicated and the percentage of such amounts to the total allowance and to total loans. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not indicative of future losses and does not restrict the use of any of the allowance to absorb losses in any category.

                                                                  At December 31,
                             --------------------------------------------------------------------------------------------------
                                         1999                              1998                           1997
                             -------------------------------- -------------------------------- --------------------------------
                                        Percent                          Percent                          Percent
                                          of                               of                               of
                                       Allowance  Percent               Allowance  Percent               Allowance  Percent
                                        in Each   of Loans               in Each   of Loans               in Each   of Loans
                                       Category   in Each               Category   in Each               Category   in Each
                                       to Total   Category to           to Total   Category to           to Total   Category to
                              Amount   Allowance  Total Loans  Amount   Allowance  Total Loans  Amount   Allowance  Total Loans
                             --------  ---------  ----------- --------  ---------  ----------- --------  ---------  -----------
                                                              (Dollars in thousands)
Real estate.................  $ 5,198         49%        78%   $ 4,995         47%        77%  $4,310         43%        78%
Commercial..................    4,473         42         14      4,714         45         14    4,913         50         13
Consumer....................      946          9          8        876          8          9      722          7          9
                              -------        ---        ---    -------        ---        ---   ------        ---        ---
      Total allowance
         for loan losses....  $10,617        100%       100%   $10,585        100%       100%  $9,945        100%       100%
                              =======        ===        ===    =======        ===        ===   ======        ===        ===


                                                      At December 31,
                             -----------------------------------------------------------------
                                         1996                             1995
                             -------------------------------- --------------------------------
                                        Percent                          Percent
                                          of                               of
                                       Allowance  Percent               Allowance  Percent
                                        in Each   of Loans               in Each   of Loans
                                       Category   in Each               Category   in Each
                                       to Total   Category to           to Total   Category to
                              Amount   Allowance  Total Loans  Amount   Allowance  Total Loans
                             --------  ---------  ----------- --------  ---------  -----------
Real estate................. $3,531         39%        78%        $3,485         41%        79%
Commercial..................  4,958         54         13          4,349         51         12
Consumer....................    642          7          9            650          8          9
                             ------        ---        ---         ------        ---        ---
      Total allowance
         for loan losses.... $9,131        100%       100%        $8,484        100%       100%
                             ======        ===        ===         ======        ===        ===

Investment Activities

     General. Under Connecticut law, the Bank has authority to purchase a wide range of investment securities. As a result of recent changes in federal banking laws, however, financial institutions such as the Bank may not engage as principals in any activities that are not permissible for a national bank, unless the Federal Deposit Insurance Corporation has determined that the investments would pose no significant risk to the Bank Insurance Fund and that the Bank is in compliance with applicable capital standards. In 1993, the Regional Director of the Federal Deposit Insurance Corporation approved a request by the Bank to invest in certain listed stocks and/or registered stocks subject to certain conditions.

     The Bank's Board of Directors has the overall responsibility for the Bank's investment portfolio, including approval of the Bank's investment policy, appointment of the Bank's investment adviser and approval of the Bank's investment transactions. All investment transactions are reviewed by the Board on a monthly basis. The Bank's President and/or Chief Financial Officer, or their designees, are authorized to make investment decisions consistent with the Bank's investment policy and the recommendations of the Bank's investment adviser and the Board's Investment Committee. The Investment Committee meets quarterly with the President and Chief Financial Officer in order to review and determine investment strategies.

     The Bank's investment policy is designed to complement the Bank's lending activities, provide an alternative source of income through interest, dividends and capital gains, diversify the Bank's assets and improve liquidity while minimizing the Bank's tax liability. Investment decisions are made in accordance with the Bank's investment policy and are based upon the quality of a particular investment, its inherent risks, the composition of the balance sheet, market expectations, the Bank's liquidity, income and collateral needs and how the investment fits within the Bank's interest rate risk strategy. Although the Bank utilizes the investment advisory services of a Boston-based investment firm, management is ultimately and completely responsible for all investment decisions.

     The Bank's investment policy divides investments into two categories, fixed income and equity portfolios. The primary objective of the fixed income portfolio is to maintain an adequate source of liquidity sufficient to meet regulatory and operating requirements, and to safeguard against deposit outflows, reduced loan amortization and increased loan demand. The fixed income portfolio primarily includes debt issues, including mortgage-backed and asset-backed securities. Substantially all of the Bank's mortgage-backed securities are issued or guaranteed by agencies of the U.S. Government. Accordingly, they carry lower credit risk than mortgage-backed securities of a private issuer. Asset-backed securities are typically collateralized by the cash flow from a pool of auto loans, credit card receivables, consumer loans and other similar obligations.

     The Bank's investment policy permits the Bank to be a party to financial instruments with off-balance sheet risk in the normal course of business in order to manage interest rate risk. The Bank's derivative position is reviewed by the Investment Committee on a quarterly basis. The investment policy authorizes the Bank to be involved in and purchase various types of derivative transactions and products including interest rate swap, cap and floor agreements investment conduits. At December 31, 1999, the Bank was a party to one interest rate cap agreement with a notional principal amount of $25 million. Under the terms of the cap agreement, the Bank paid a premium totalling $123,000 which is included in other assets and being amortized over three years which is the term of the agreement. Amortization for the year ended December 31, 1999 totalled $38,000 and is recorded as an interest expense on advances. The agreement provides that, if the London Interbank Offered Rate exceeds 7%, the Bank will receive cash payments on a quarterly basis. There were no cash payments due at December 31, 1999. The Bank was not a party to any interest rate swap, cap or floor arrangements during the years ended December 31, 1998 and 1997.

     The marketable equity securities portfolio has the objective of producing capital appreciation through long-term investment. Safety of principal and prudent risk taking are of paramount importance. The total market value of the marketable equity securities portfolio, excluding Federal Home Loan Bank stock, is limited by the investment policy to 50% of the Bank's Tier 1 capital. At December 31, 1999, the marketable equity securities portfolio totalled $50.5 million or 46.1% of the Bank's Tier 1 capital . At December 31, 1999, the net unrealized gains associated with the marketable equity securities portfolio were $18.3 million. In future periods and subject to market conditions and other factors, the Bank intends to increase its marketable equity securities portfolio through periodic purchases of high quality equity investments. Emphasis will be placed on companies with established records of growth and financial strength.

     SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings.
The Bank does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of capital. As permitted by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Company adopted the provisions of SFAS No. 133 on January 1, 2000, earlier than required, and reclassified all held to maturity investments to available for sale.

     All of the Bank's debt securities and mortgage-backed and asset-backed securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. They also carry prepayment risk insofar as they may be called or repaid before maturity in times of low market interest rates, so that the Bank may have to invest the funds at a lower interest rate. The marketable equity securities portfolio also carries equity price risk in that, if equity prices decline due to unfavorable market conditions or other factors, the Bank's capital would decrease.

     The following table presents the amortized cost and fair value of the Bank's securities, by type of security, at the dates indicated.

                                                                    At December 31,
                                           ---------------------------------------------------------------
                                                    1999                 1998                  1997
                                           ---------------------  -------------------  -------------------
                                             Amortized    Fair    Amortized    Fair    Amortized    Fair
                                               Cost      Value      Cost      Value      Cost      Value
                                           -----------  --------  ---------  --------  ---------  --------
                                                                    (In thousands)
Debt securities held to maturity:
   Asset-backed securities.................   $ 17,481  $ 17,418   $ 23,204  $ 23,386   $ 25,674  $ 25,752
   U.S. Government and agency
      obligations..........................         --        --      3,506     3,524      7,055     7,071
   Other debt securities...................      3,105     2,950      3,145     3,246      3,145     3,224
                                              --------  --------   --------  --------   --------  --------
         Total.............................     20,586    20,368     29,855    30,156     35,874    36,047
                                              --------  --------   --------  --------   --------  --------

Debt securities available for sale:
   U.S. Government and agency
      obligations..........................     82,486    81,328     70,563    71,703     48,534    48,767
   Corporate securities....................     33,870    33,345     40,128    40,420     23,771    24,010
                                              --------  --------   --------  --------   --------  --------
         Total.............................    116,356   114,673    110,691   112,123     72,305    72,777
                                              --------  --------   --------  --------   --------  --------

Equity securities available for sale:
   Marketable equity securities............     32,273    50,545     29,427    42,773     29,389    40,635
   Other equity securities.................        432       432        396       396        192       192
                                              --------  --------   --------  --------   --------  --------
         Total.............................     32,705    50,977     29,823    43,169     29,581    40,827
                                              --------  --------   --------  --------   --------  --------
         Total debt and equity securities..    169,647   186,018    170,369   185,448    137,760   149,651
                                              --------  --------   --------  --------   --------  --------

Mortgage-backed securities:
   Mortgage-backed securities held to
      maturity:
      FHLMC................................      7,182     6,960      8,615     8,719     10,238    10,259
      FNMA.................................      6,077     5,807      7,376     7,464      1,508     1,548
      GNMA.................................     12,215    11,863      6,751     6,715      2,663     2,682
                                              --------  --------   --------  --------   --------  --------
         Total mortgage-backed securities
            held to maturity...............     25,474    24,630     22,742    22,898     14,409    14,489
                                              --------  --------   --------  --------   --------  --------

   Mortgage-backed securities available
      for sale:
      FHLMC................................      2,099     2,080      3,086     3,130      4,595     4,649
      FNMA.................................      7,425     7,115      4,782     4,878      5,847     5,929
      GNMA.................................      7,217     7,009      4,964     4,851      7,434     7,407
                                              --------  --------   --------  --------   --------  --------
         Total mortgage-backed securities
            available for sale.............     16,741    16,204     12,832    12,859     17,876    17,985
                                              --------  --------   --------  --------   --------  --------
         Total mortgage-backed securities..     42,215    40,834     35,574    35,757     32,285    32,474
                                              --------  --------   --------  --------   --------  --------
         Total investment securities.......   $211,862  $226,852   $205,943  $221,205   $170,045  $182,125
                                              ========  ========   ========  ========   ========  ========

     At December 31, 1999, the Bank did not own any investment or mortgage-backed securities of a single issuer, other than U.S. Government and agency securities, which had an aggregate book value in excess of 10% of the Bank's capital at that date.

     The following presents the activity in the investment securities and mortgage-backed securities portfolios for the periods indicated.

                                                                         Year Ended December 31,
                                                                     ------------------------------
                                                                       1999       1998       1997
                                                                     ---------  ---------  --------
                                                                             (In thousands)
Mortgage-backed and asset-backed securities (1):
   Mortgage-backed and asset-backed securities, beginning of year... $ 58,805   $ 58,068   $ 57,477
   Purchases:
      Asset-backed securities - held to maturity....................       --      5,069      6,336
      Mortgage-backed securities - held to maturity.................    6,876     12,235      4,929
      Mortgage-backed securities - available for sale...............    7,278         --      2,990
   Sales:
      Mortgage-backed securities - available for sale...............       --         --     (1,297)
      Repayments and prepayments....................................  (13,249)   (16,510)   (12,643)
   Increase in net premium..........................................       13         25        114
   Change in unrealized net gain on securities
      available for sale............................................     (564)       (82)       162
                                                                     --------   --------   --------
         Net increase in mortgage-backed and
            asset-backed securities.................................      354        737        591
                                                                     --------   --------   --------
   Mortgage-backed and asset-backed securities, end of year.........   59,159     58,805     58,068
                                                                     --------   --------   --------
Investment securities (1):
   Investment securities, beginning of year.........................  161,943    123,804    121,350
   Purchases:
      Investment securities - held to maturity......................       --         --        775
      Investment securities - available for sale....................   49,875     61,694     86,593
   Sales:
      Investment securities - available for sale....................  (18,530)   (18,132)   (60,815)
   Maturities:
      Investment securities - held to maturity......................   (3,535)    (3,500)    (9,375)
      Investment securities - available for sale....................  (21,778)    (5,000)   (18,815)
   (Decrease) increase in net premium...............................      (31)        17        159
   Change in unrealized net gain on securities available for sale...    1,811      3,060      3,932
                                                                     --------   --------   --------
      Net increase in investment securities.........................    6,812     38,139      2,454
                                                                     --------   --------   --------
   Investment securities, end of year...............................  168,755    161,943    123,804
                                                                     --------   --------   --------

Total mortgage-backed, asset-backed and investment securities,
   end of period.................................................... $227,914   $220,748   $181,872
                                                                     ========   ========   ========

-------------------------
(1) Available for sale securities are presented at market value and held to maturity securities are presented at amortized cost.

     The following table presents certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of the Bank's debt securities at December 31, 1999.

                                                               At December 31, 1999
                           --------------------------------------------------------------------
                                                    More than One Year   More than Five Years
                               One Year or Less       to Five Years          to Ten Years
                           ----------------------  ---------------------  ---------------------
                                        Weighted               Weighted              Weighted
                             Carrying    Average    Carrying    Average   Carrying    Average
                               Value      Yield       Value      Yield      Value      Yield
                           -----------  ---------  ----------  ---------  --------  -----------
                                                              (Dollars in thousands)
Held to maturity
 securities:
   Mortgage-backed
    securities................ $   144      7.50%     $    95      7.50%   $ 1,205      7.09%
   Asset-backed securities....      --        --        7,571      6.23        655      6.34
   Other securities...........      10      5.50          135      7.75         --        --
                               -------      ----      -------      ----    -------      ----
         Total debt
          securities at
          amortized cost...... $   154      7.37%     $ 7,801      6.27%   $ 1,860      6.83%
                               =======                =======              =======
Available for sale
 securities:
   U.S. Government and
    agency obligations........ $14,005      6.20%     $38,418      6.11%   $28,905      6.03%
   Corporate securities.......  11,982      6.81       21,363      6.79         --        --
   Mortgage-backed
    securities................      --        --          667      6.50      2,250      6.84
                               -------      ----      -------      ----    -------      ----
         Total debt
          securities at
          fair value.......... $25,987      6.48%     $60,448      6.35%   $31,155      6.01%
                               =======                =======              =======

                                     At December 31, 1999
                           --------------------------------------------
                           More than Ten Years            Total
                           ----------------------  --------------------
                                        Weighted              Weighted
                            Carrying     Average   Carrying    Average
                              Value       Yield      Value      Yield
                           ----------  ----------  ---------  --------
                                     (Dollars in thousands)
Held to maturity
 securities:
   Mortgage-backed
    securities................ $24,030      6.93%   $ 25,474      6.94%
   Asset-backed securities....   9,255      7.19      17,481      6.74
   Other securities...........   2,960      8.60       3,105      8.55
                               -------      ----    --------      ----
         Total debt
          securities at
          amortized cost...... $36,245      7.13%   $ 46,060      6.97%
                               =======              ========
Available for sale
 securities:
   U.S. Government and
    agency obligations........ $    --        --%   $ 81,328      6.09%
   Corporate securities.......      --        --      33,345      6.80
   Mortgage-backed
    securities................  13,287      7.26      16,204      7.17
                               -------      ----    --------      ----
         Total debt
          securities at
          fair value.......... $13,287      7.26%   $130,877      6.40%
                               =======              ========

Deposit Activities and Other Sources of Funds

     General. Deposits are the major external source of funds for the Bank's lending and other investment activities. In addition, the Bank also generates funds internally from loan principal repayments and prepayments and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. the Bank may use borrowings from the Federal Home Loan Bank of Boston to compensate for reductions in the availability of funds from other sources.

     Deposit Accounts. Substantially all of the Bank's depositors reside in Connecticut. The Bank offers a wide variety of deposit accounts with a range of interest rates and terms. The Bank's deposit accounts consist of interest-bearing checking, noninterest-bearing checking, regular savings, money market savings and certificates of deposit. The maturities of the Bank's certificate of deposit accounts range from seven days to five years. In addition, the Bank offers retirement accounts, including IRAs and Keogh accounts and simplified employee pension plan accounts. The Bank also offers commercial business products to small businesses operating within its primary market area. Deposit account terms vary with the principal differences being the minimum balance deposit, early withdrawal penalties, limits on the number of transactions and the interest rate. The Bank reviews its deposit mix and pricing on a weekly basis.

     The Bank believes it offers competitive interest rates on its deposit products. The Bank determines the rates paid based on a number of factors, including rates paid by competitors, the Bank's need for funds and cost of funds, borrowing costs and movements of market interest rates. While certificate accounts in excess of $100,000 are accepted by the Bank, and may receive preferential rates, the Bank does not actively seek such deposits as they are more difficult to retain than core deposits. The Bank does not utilize brokers to obtain deposits and at December 31, 1999, had no brokered deposits.

     In the unlikely event the Bank is liquidated after the Conversion, depositors will be entitled to full payment of their deposit accounts before any payment is made to the Company as the sole stockholder of the Bank.

     The following table presents the deposit activity of the Bank for the periods indicated.

                                                  For the Year Ended December 31,
                                                  -------------------------------
                                                      1999      1998       1997
                                                  ----------  ---------  --------
                                                           (In thousands)

Beginning balance................................   $855,117  $827,667   $792,833

Increase (decrease) before interest credited.....     20,565    (4,969)     1,870
Interest credited................................     30,909    32,419     32,964
                                                    --------  --------   --------
Net increase.....................................     51,474    27,450     34,834
                                                    --------  --------   --------

Ending balance...................................   $906,591  $855,117   $827,667
                                                    ========  ========   ========


     At December 31, 1999, the Bank had $60.5 million in certificate of deposit accounts in amounts of $100,000 or more maturing as follows:

                                                  Weighted
                                                   Average
Maturity Period                       Amount        Rate
---------------                   --------------  --------
                                  (In thousands)

Three months or less.............       $19,446       5.22%
Over 3 months through 6 months...        20,505       5.31
Over 6 months through 12 months..        10,758       5.55
Over 12 months...................         9,780       5.77
                                        -------
      Total......................       $60,489
                                        =======

     The following table presents information concerning average balances and weighted average interest rates for the periods indicated.

                                                         Year Ended December 31,
                         -----------------------------------------------------------------------------------------------
                                        1999                           1998                             1997
                         --------------------------------  ------------------------------  -----------------------------
                                      Percent                         Percent                         Percent
                                     of Total   Weighted             of Total   Weighted             of Total   Weighted
                           Average    Average    Average   Average    Average    Average   Average    Average    Average
                           Balance   Deposits     Rate     Balance   Deposits     Rate     Balance   Deposits     Rate
                         ----------  ---------  ---------  --------  ---------  ---------  --------  ---------  --------
                                                         (Dollars in thousands)

Savings accounts.......... $225,767      25.8%      3.35%  $215,769      25.8%      2.36%  $207,423      25.4%      2.27%
Money market accounts.....   51,204       5.9       3.19     33,146       4.0       2.87     30,709       3.8       2.56
NOW accounts..............  109,095      12.5       1.38     94,394      11.2       1.38     80,445       9.9       1.37
Certificates of deposit...  445,474      50.9       4.53    463,226      55.3       5.45    471,865      57.8       5.58
Demand deposits...........   43,523       5.0         --     30,985       3.7         --     25,123       3.1         --
                           --------     -----              --------     -----              --------     -----

   Total.................. $875,063     100.0%      3.53%  $837,520     100.0%      3.90%  $815,565     100.0%      4.03%
                           ========     =====              ========     =====              ========     =====

     Certificates of Deposit by Rates and Maturities. The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1999.

                  Period to Maturity from December
                              31, 1999                    Total at December 31,
              --------------------------------------  ------------------------------
                           One to   Two to    Over
                Less than    Two     Three    Three
                One Year    Years    Years    Years     1999      1998      1997
              -----------  -------  -------  -------  --------  --------  --------
                                      (Dollars in thousands)

0.00 - 2.00%...  $     18  $    --  $    --  $    --  $     18  $     21  $     30
2.01 - 4.00%...     2,094       --       11      224     2,329     2,598     2,743
4.01 - 5.00%...   179,892   15,936    1,102   10,733   207,163   222,709    74,900
5.01 - 6.00%...   125,424   22,033   22,089   25,857   195,403   178,662   335,908
6.01 - 7.00%...    27,208      814    7,722    3,385    39,129    32,907    52,072
7.01 - 8.00%...     6,306       --       --       --     6,306     9,227    10,100
8.01 - 9.00%...        --       --       --       --        --        15        13
                 --------  -------  -------  -------  --------  --------  --------
Total.......     $340,942  $38,283  $30,924  $40,198  $450,347  $446,139  $475,766
                 ========  =======  =======  =======  ========  ========  ========


     Borrowings. The Bank may use advances from the Federal Home Loan Bank of Boston to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Boston functions as a central reserve bank providing credit for savings banks and certain other member financial institutions. As a member of the Federal Home Loan Bank of Boston, the Bank is required to own capital stock in the Federal Home Loan Bank of Boston and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 1999, the Bank had the ability to borrow a total of approximately $34 million from the Federal Home Loan Bank of Boston. At that date, the Bank had no outstanding advances. At December 31, 1999, the Bank also maintained an unused $15 million line of credit with a third party financial institution.

     Federal banking laws and regulations prohibit a bank from paying interest on commercial checking accounts. However, the Bank offers to its commercial customers a transactional repurchase agreement, a form of non-deposit borrowing by the Bank, that is designed as a mechanism to offer business customers the functional equivalent of a commercial checking account that pays interest. This account, overseen by an outside agent, is not an FDIC-insured deposit account, but is backed by a security interest in U.S. Government and agency securities at a ratio of approximately 1.10 to 1.00. At December 31, 1999, the Bank had 1,524 of such accounts with balances aggregating $94.6 million.

     The following tables presents certain information regarding the Bank's Federal Home Loan Bank advances and short-term borrowed funds at the dates or for the periods indicated.

                                          At or For the Year Ended December
                                                         31,
                                       -------------------------------------
                                            1999         1998         1997
                                       -------------------------------------
                                               (Dollars in thousands)

Average balance outstanding:
   Federal Home Loan Bank advances.....    $ 60,589      $36,534     $14,144
   Short-term borrowed funds...........      90,158       76,523      61,677
Maximum amount outstanding at any
   month-end during the period:
   Federal Home Loan Bank advances.....      95,962       45,000      17,987
   Short-term borrowed funds...........     104,575       87,790      72,780
Balance outstanding at end of period:
   Federal Home Loan Bank advances.....      84,000       45,000      17,987
   Short-term borrowed funds...........      95,814       79,545      71,179
Weighted average interest rate
   during the period:
   Federal Home Loan Bank advances.....        5.97%        6.31%       6.90%
   Short-term borrowed funds...........        2.99         3.00        2.83
Weighted average interest rate
   at end of period:
   Federal Home Loan Bank advances.....        6.03         6.21        6.54
   Short-term borrowed funds...........        3.12         2.84        3.21


Subsidiary Activities

     The following are descriptions of the Bank's wholly owned subsidiaries, which are indirectly owned by the Company.

     SBM, Ltd. SBM, Ltd. was organized in February 1983 for the purpose of acquiring and holding real estate acquired by the Bank. In 1990, the purpose changed to acquire, hold and dispose of real estate acquired through foreclosure. At December 31, 1999, SBM held property consisting of one residential subdivision with a book value of $0.

     923 Main, Inc. 923 Main was incorporated in December, 1994 for the purpose of maintaining an ownership interest in a third party registered broker-dealer, Infinex Financial Group. Infinex maintains an office at the Bank and offers to customers a complete range of nondeposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. The Bank receives a portion of the commissions generated by Infinex from sales to customers. For each of the years ended December 31, 1999 and 1998, the Bank received fees of $1.2 million through its relationship with Infinex.

     Savings Bank of Manchester Mortgage Company, Inc. SBM Mortgage was established in January 1999 to service and hold loans secured by real property. SBM Mortgage was established and is managed to qualify as a "passive investment company" for Connecticut income tax purposes. Income earned by a qualifying passive investment company is exempt from Connecticut income tax. Accordingly, no state income taxes were provided in 1999.

Savings Bank of Manchester Foundation, Inc.

     In 1998, the Bank established a private charitable foundation, Savings Bank of Manchester Foundation, Inc. This foundation, which is not a subsidiary of the Bank, provides grants to individuals and not-for-profit organizations within the communities that the Bank serves. In 1998, the Bank contributed marketable equity securities with a cost basis and fair market value of $700,000 and $3.0 million, respectively, at the date of contribution and transfer. At December 31, 1999, the foundation had assets of approximately $3.2 million. The foundation's five member Board of Trustees consists of current directors, officers and employees of the Bank. The Bank intends to maintain the foundation, but does not expect to make any further contributions to the foundation in the future.


                           REGULATION AND SUPERVISION

General

     As a savings bank chartered by the State of Connecticut, the Bank is extensively regulated under state law by the Connecticut Banking Commissioner with respect to many aspects of its banking activities. In addition, as a bank whose deposits are insured by the Federal Deposit Insurance Corporation through the Bank Insurance Fund, the Bank must pay deposit insurance assessments and is examined and supervised by the Federal Deposit Insurance Corporation. These laws and regulations have been established primarily for the protection of depositors, customers and borrowers of the Bank, not its stockholders.

     The Company is also required to file reports with, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision, the Connecticut Banking Commissioner, and the Securities and Exchange Commission under the federal securities laws. The following discussion of the laws and regulations material to the operations of the Company and the Bank is a summary and is qualified in its entirety by reference to such laws and regulations.

     The Bank and the Company, as a savings and loan holding company, are extensively regulated and supervised. Regulations, which affect the Bank on a daily basis, may be changed at any time, and the interpretation of the relevant law and regulations may also change because of new interpretations by the authorities who interpret those laws and regulations. Any change in the regulatory structure or the applicable statutes or regulations, whether by the Connecticut Banking Commissioner, the State of Connecticut, the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the U.S. Congress, could have a material impact on the Company and the Bank.

Connecticut Banking Laws and Supervision

     The Connecticut Banking Commissioner regulates the Bank's internal organization as well as its deposit, lending and investment activities. The approval of the Connecticut Banking Commissioner is required for, among other things, the establishment of branch offices and business combination transactions. The Connecticut Banking Commissioner conducts periodic examinations of the Bank. The Federal Deposit Insurance Corporation also regulates many of the areas regulated by the Connecticut Banking Commissioner and federal law may limit some of the authority provided to the Bank by Connecticut law.

     Lending Activities. Connecticut banking laws grant banks broad lending authority. With certain limited exceptions, however, total secured and unsecured loans made to any one obligor under this statutory authority may not exceed 25% of the Bank's equity capital and reserves for loan and lease losses.

     A savings bank may pay cash dividends out of its net profits. For purposes of this restriction, "net profits" means the remainder of all earnings from current operations. Further, the total amount of all dividends declared by a savings bank in any calendar year may not exceed the sum of the bank's net profits for the year in question combined with its retained net profits from the preceding two calendar years. Additionally, earnings appropriated to reserves for loan losses and deducted for federal income tax purposes are not available for cash dividends without the payment of taxes at then current income tax rates on the amount used. Federal law also prevents an institution from paying dividends or making other capital distributions if doing so would cause it to become "undercapitalized." The Federal Deposit Insurance Corporation may limit a savings bank's ability to pay dividends. No dividends may be paid to the Bank's stockholders if such dividends would reduce stockholders' equity below the amount of the liquidation account required by the Connecticut conversion regulations.

     Branching Activities. Any Connecticut-chartered bank meeting certain statutory requirements may, with the Connecticut Banking Commissioner's approval, establish and operate branches in any town or towns within the state. In 1996, legislation was enacted which permits banks to establish mobile branches with the Connecticut Banking Commissioner's approval.

     Investment Activities. In 1996, legislation was enacted which requires the board of directors of each Connecticut bank to adopt annually and to periodically review an investment policy governing investments by such bank, which policy must establish standards for the making of prudent investments. In addition, Connecticut law now permits Connecticut banks to sell fixed and variable rate annuities if licensed to do so by the Connecticut Insurance Commissioner.

     Further, legislation was enacted in 1996 which expands the ability of Connecticut banks to invest in debt securities and debt mutual funds. Before the legislation, Connecticut banks could invest in debt securities and debt mutual funds without regard to any other liability to the Connecticut bank of the maker or issuer of the debt securities and debt mutual funds, if the debt securities and debt mutual funds were rated in the three highest rating categories or otherwise deemed to be a prudent investment, and so long as the total amount of debt securities and debt mutual funds of any one issuer did not exceed 15% of the Bank's total equity capital and reserves for loan and lease losses and the total amount of all its investments in debt securities and debt mutual funds did not exceed 15% of its assets. In 1996, these percentages each were increased to 25%. In addition, before 1996, the percentage limitation described above also applied to certain government and agency obligations. As a result of the 1996 legislation, this limitation was deleted for such obligations.

     The 1996 legislation also expanded the ability of Connecticut banks to invest in equity securities and equity mutual funds. Connecticut banks now may invest in equity securities and equity mutual funds without regard to any other liability to the Connecticut bank of the issuer of equity securities and equity mutual funds, so long as the total amount of equity securities and equity mutual funds of any one issuer does not exceed 25% of the bank's total equity capital and reserves for loan and lease losses and the total amount of the bank's investment in all equity securities and equity mutual funds does not exceed 25% of its assets. Before the enactment of this legislation, Connecticut banks could invest up to 15% of their assets in the equity securities and equity mutual funds of corporations incorporated and doing a major portion of their business in the United States.

     Recent Legislation. Connecticut legislation enacted in 1999 authorizes a new form of Connecticut bank to be known as an uninsured bank. An uninsured bank does not accept retail deposits and is not required to insure deposits with the Federal Deposit Insurance Corporation. The 1999 legislation also authorizes Connecticut banks with the prior approval of the Connecticut Banking Commissioner to engage in a broad range of activities related to the business of banking, or that are financial in nature or that are permitted under the Bank Holding Company Act or the Home Owners' Loan Act, both federal statutes, or the regulations promulgated as a result of these statutes. The legislation also authorizes a Connecticut bank to engage in any activity permitted for a national bank or a federal savings association upon filing notice with the Connecticut Banking Commissioner unless the Connecticut Banking Commissioner disapproves the activity.

     Enforcement. Under Connecticut law, the Connecticut Banking Commissioner has extensive enforcement authority over Connecticut banks and, under certain circumstances, affiliated parties, insiders, and agents. The Connecticut Banking Commissioner's enforcement authority includes: cease and desist orders, fines, receivership, conservatorship, removal of officers and directors, emergency closures, dissolution, and liquidation.

Federal Regulations

     Capital Requirements. Under Federal Deposit Insurance Corporation regulations, federally insured state-chartered banks that are not members of the Federal Reserve System ("state non-member banks"), such as the Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the Federal Deposit Insurance Corporation to not be anticipating or experiencing significant growth and to be in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System (the rating system) established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships).

     The Bank must also comply with the Federal Deposit Insurance Corporation regulations. The Federal Deposit Insurance Corporation regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as the Bank's "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the Federal Deposit Insurance Corporation's risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight, loans secured by one- to four-family residential properties generally have a 50% risk weight and commercial loans have a risk weighting of 100%.

     State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, a portion of the net unrealized gain on equity securities and other capital instruments. The includable amount of Tier 2 capital cannot exceed the amount of the institution's Tier 1 capital.

     The Federal Deposit Insurance Corporation Improvement Act required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The Federal Deposit Insurance Corporation, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy.

     As a savings and loan holding company regulated by the Office of Thrift Supervision, the Company is not, under current law, subject to any separate regulatory capital requirements.

     Standards for Safety and Soundness. As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate risk exposure, asset growth, asset quality, earnings and compensation, and fees and benefits. Most recently, the agencies have issued guidelines for Year 2000 computer compliance. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Investment Activities

     Since the enactment of the Federal Deposit Insurance Corporation Improvement Act, all state-chartered Federal Deposit Insurance Corporation insured banks, including savings banks, have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the Federal Deposit Insurance Corporation permit exceptions to these limitations. For example, state chartered banks, such as the Bank, may, with Federal Deposit Insurance Corporation approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq National Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. In addition, the Federal Deposit Insurance Corporation is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Bank Insurance Fund. The Federal Deposit Insurance Corporation has adopted revisions to its regulations governing the procedures for institutions seeking approval to engage in such activities or investments. These revisions, among other things, streamline the application procedures for healthy banks and impose quantitative and qualitative restrictions on a bank's dealings with its subsidiaries engaged in activities not permitted for national bank subsidiaries. All non-subsidiary equity investments, unless otherwise authorized or approved by the Federal Deposit Insurance Corporation, must have been divested by December 19, 1996, under a Federal Deposit Insurance Corporation-approved divestiture plan, unless such investments were grandfathered by the Federal Deposit Insurance Corporation.
The Bank received grandfathered authority from the Federal Deposit Insurance Corporation in March 1993 to invest in listed stocks and/or registered shares. However, the maximum permissible investment is 100% of Tier 1 capital, as specified by the Federal Deposit Insurance Corporation's regulations, or the maximum amount permitted by Connecticut law, whichever is less. Such grandfathered authority may be terminated upon the Federal Deposit Insurance Corporation's determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter, other than a mutual to stock conversion, or undergoes a change in control. As of December 31, 1999, the Bank had $56.9 million of securities which were held under such grandfathering authority.

Interstate Branching

     Until recently, branching across state lines was generally not available to a state bank such as the Bank. Out-of-state branches of banking institutions are authorized under the Connecticut Banking Law, but similar authority does not exist generally under the laws of most other states. Beginning June 1, 1997, the Interstate Banking Act permitted the responsible federal banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under the law of the two states. The Interstate Banking Act also permitted a state to "opt in" to the provisions of the Interstate Banking Act before June 1, 1997, and permitted a state to "opt out" of the provisions of the Interstate Banking Act by adopting appropriate legislation before that date. In 1995, Connecticut affirmatively "opted-in " to the provisions of the Interstate Banking Act. Accordingly, beginning June 1, 1997, the Interstate Banking Act permitted a bank, such as the Bank, to acquire branches in a state other than Connecticut unless the other state had opted out of the Interstate Banking Act. The Interstate Banking Act also authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders.

Prompt Corrective Regulatory Action

     Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

     The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 1999, the Bank was a "well capitalized" institution and remained a "well capitalized" institution upon completion of the Conversion.

     "Undercapitalized" banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank's compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution's total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the Federal Deposit Insurance Corporation to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. "Critically undercapitalized" institutions must comply with additional sanctions including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

Transactions with Affiliates

     Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to 10% of such savings bank's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to 20% of capital stock and surplus. The term "covered transaction" includes, among other things, the making of loans or other extensions of credit to an affiliate and the purchase of assets from an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

     Further, Section 22(h) of the Federal Reserve Act restricts an institution with respect to loans to directors, executive officers, and principal stockholders ("insiders"). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution's total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors. Further, under Section 22(h), loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the Bank's employees and does not give preference to the insider over the employees. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

Enforcement

     The Federal Deposit Insurance Corporation has extensive enforcement authority over insured savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

     The Federal Deposit Insurance Corporation has authority under Federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The Federal Deposit Insurance Corporation is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was "critically undercapitalized" on average during the calendar quarter beginning 270 days after the date on which the institution became "critically undercapitalized." The Federal Deposit Insurance Corporation may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution's financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment without federal assistance.

Insurance of Deposit Accounts

     The Federal Deposit Insurance Corporation has adopted a risk-based insurance assessment system. The Federal Deposit Insurance Corporation assigns an institution to one of three capital categories based on the institution's financial information consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the Federal Deposit Insurance Corporation by the institution's primary federal regulator and information which the Federal Deposit Insurance Corporation determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for insurance fund deposits currently range from 0 basis points for the strongest institution to 27 basis points for the weakest. Bank Insurance Fund members are also required to assist in the repayment of bonds issued by the Financing Corporation in the late 1980's to recapitalize the Federal Savings and Loan Insurance Corporation. Bank Insurance Fund members are currently assessed about 1.2 basis points, which is generally 20% of the amount charged Savings Association Insurance Fund members. Effective January 1, 2000, full pro rata sharing of the payments between Bank Insurance Fund and Savings Association Insurance Fund members will occur. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates. The Federal Deposit Insurance Corporation has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the Federal Deposit Insurance Corporation, it could have an adverse effect on the earnings of the Bank.

     The Federal Deposit Insurance Corporation may terminate insurance of deposits if it finds that the institution is in an unsafe or unsound condition to continue operations, has engaged in unsafe or unsound practices, or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Reserve System

     The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $44.3 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $44.3 million, the reserve requirement is $1.33 million plus 10% (which may be adjusted by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with these requirements.

Community Reinvestment Act

     Under the Community Reinvestment Act, as implemented by Federal Deposit Insurance Corporation regulations, a state non-member bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act neither establishes specific lending requirements or programs for financial institutions nor limits an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the Federal Deposit Insurance Corporation, in connection with its examination of an institution, to assess the institution's record of meeting the credit needs of its community and to consider such record when it evaluates applications made by such institution. The Community Reinvestment Act requires public disclosure of an institution's Community Reinvestment Act rating. The Bank's latest Community Reinvestment Act rating from the Federal Deposit Insurance Corporation was "Satisfactory." the Bank's latest Community Reinvestment Act rating from the Connecticut Banking Commissioner was "Outstanding."

Federal Home Loan Bank System

     The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Boston in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank of Boston, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Boston stock at December 31, 1999 of $5.9 million. At December 31, 1999, the Bank had $84.0 million in Federal Home Loan Bank of Boston advances.

     The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. For the years ended December 31, 1999 and 1998 and, cash dividends from the Federal Home Loan Bank of Boston to the Bank amounted to approximately $383,000 and $369,000, respectively. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the Federal Home Loan Bank stock held by the Bank.

Holding Company Regulation

     Federal law allows a state savings bank that qualifies as a "Qualified Thrift Lender," discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the Home Owners' Loan Act. Such election allows its holding company to be regulated as a savings and loan holding company by the Office of Thrift Supervision rather than as a bank holding company by the Federal Reserve Board. The Bank has made such election and the Company is a nondiversified savings and loan holding company within the meaning of the Home Loan Owners' Act. The Company is registered with the Office of Thrift Supervision and has adhered to the Office of Thrift Supervision's regulations and reporting requirements. In addition, the Office of Thrift Supervision may examine and supervise the Company and the Office of Thrift Supervision has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, the Bank is required to notify the Office of Thrift Supervision at least 30 days before declaring any dividend to the Company. By regulation, the Office of Thrift Supervision may restrict or prohibit the Bank from paying dividends.

     The Company is a unitary savings and loan holding company under federal law because the Bank is its only insured subsidiary immediately after the Conversion. Formerly, a unitary savings and loan holding company was not restricted as to the types of business activities in which it could engage, provided that its subsidiary savings association continued to be a qualified thrift lender. The Financial Services Modernization Act of 1999, however, restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999 to activities permissible for a financial holding company as defined under the legislation, including insurance and securities activities, and those permitted for a multiple savings and loan holding company as described below. The Company is subject to these activities restrictions. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company. The Home Owners' Loan Act limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, provided the prior approval of the Office of Thrift Supervision is obtained, and to other activities authorized by Office of Thrift Supervision regulation. Multiple savings and loan holding companies are generally prohibited from acquiring or retaining more than 5% of a non-subsidiary company engaged in activities other than those permitted by the Home Owners' Loan Act.

     The Home Owners' Loan Act prohibits a savings and loan holding company from, directly or indirectly, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company or from acquiring such an institution or company by merger, consolidation or purchase of its assets, without prior written approval of the Office of Thrift Supervision. In evaluating applications by holding companies to acquire savings associations, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the Company and the institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

     The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (1) interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

     To be regulated as a savings and loan holding company by the Office of Thrift Supervision (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, the Bank must maintain compliance with the test for a "domestic building and loan association," as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test. Under the Qualified Thrift Lender Test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. As of December 31, 1999 the Bank maintained in excess of 75% of its portfolio assets in qualified thrift investments. The Bank also met the Qualified Thrift Lender test in each of the last 12 months and, therefore, met the Qualified Thrift Lender test.

     Connecticut Holding Company Regulations. Under Connecticut banking law, no person may acquire beneficial ownership of more than 10% of any class of voting securities of a Connecticut-chartered bank, or any bank holding company of such a bank, without prior notification of, and lack of disapproval by, the Connecticut Banking Commissioner. The Connecticut Banking Commissioner will disapprove the acquisition if the bank or holding company to be acquired has been in existence for less than five years, unless the Connecticut Banking Commissioner waives this requirement, or if the acquisition would result in the acquirer controlling 30% or more of the total amount of deposits in insured depository institutions in Connecticut. Similar restrictions apply to any person who holds in excess of 10% of any such class and desires to increase its holdings to 25% or more of such class.

Federal Securities Laws

     Upon the completion of the Conversion in March, 2000, the Company's common stock became registered with the Securities and Exchange Commission under the Exchange Act. The Company now observes the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

     The registration under the Securities Act of shares of the common stock to be issued in the Conversion did not cover the resale of such shares. Shares of the common stock purchased by persons who are not affiliates of the Company may be resold without registration. The resale restrictions of Rule 144 under the Securities Act govern shares purchased by an affiliate of the Company. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (1) 1% of the outstanding shares of the Company or
(2) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under specific circumstances.


                      FEDERAL AND STATE TAXATION OF INCOME

Federal Income Taxation

     General. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company and the Bank in the same manner as to other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank's federal income tax returns have been either audited or closed under the statute of limitations through tax year 1995. For its 1999 tax year, the Bank's maximum federal income tax rate was 35%.

     Bad Debt Reserves. For fiscal years beginning before December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986, as amended, were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method.

     Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $12.6 million of the Bank accumulated bad debt reserves would not be recaptured into taxable income unless the Bank makes a "non-dividend distribution" to the Company as described below.

     Distributions. If the Bank makes "non-dividend distributions" to the Company, they will be considered to have been made from the Bank's unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the "non-dividend distributions," and then from the Bank's supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's taxable income.

     The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

Connecticut Taxation

     The Company and its subsidiaries are subject to the Connecticut corporation business tax. The Company and its subsidiaries are eligible to file a combined Connecticut corporation business tax return and will pay the regular corporation business tax (income tax).

     The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions of the Company and its subsidiaries and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (8.5% for 1999 and 7.5% for 2000 and thereafter) to arrive at Connecticut income tax.

     In May 1998, the State of Connecticut enacted legislation permitting the formation of passive investment company subsidiaries by financial institutions. This legislation exempts qualifying passive investment companies from the Connecticut corporation business tax and excludes dividends paid from a passive investment company from the taxable income of the parent financial institution. The Bank's formation of a passive investment company in January 1999 is expected to eliminate the state income tax expense of the Company and its subsidiaries.

Item 2.  Properties.
--------------------

Properties

     The Company and the Bank currently conduct their business through its main office located in Manchester, Connecticut, and 22 other full-service banking offices. The Company and the Bank believe that their facilities are adequate to meet their present and immediately foreseeable needs.

                                                                         Net Book Value
                                                                           of Property
                                                                          or Leasehold
                               Leased,       Original                     Improvements
                              Licensed         Year      Date of Lease/    at December
                                or            Leased        License            31,
Location                       Owned        or Acquired    Expiration         1999
--------                     -----------------------------------------------------------
                                                                          (In thousands)
Main Branch and Executive
 Office:
923 Main Street
Manchester, CT 06040...........   Owned         1932              --                 $1,377

Branch Offices:
285 East Center Street
Manchester, CT 06040...........   Leased        1956            2011                    109

220 North Main Street
Manchester, CT 06040...........   Leased        1970            2005                    119

241 West Middle Turnpike
Manchester, CT 06040...........        /(1)/    1983            2023                    167

955 Sullivan Avenue
South Windsor, CT 06074........        /(1)/    1965            2010                    507

477 Connecticut Boulevard
East Hartford, CT 06108........   Leased        1996            2006                     91

236 Spencer Street
Manchester, CT 06040...........   Leased        1974            2004                     --

1 Main Street
East Hartford, CT 06118........   Leased        1975        2000/(1)/                     9

62 Buckland Street
Manchester, CT 06040...........   Leased        1990            2009                    100

Eastford Center, County Road
Eastford, CT 06242.............   Leased        1985            2004                     --

122A Prospect Hill Road
East Windsor, CT 06088.........   Leased        1985            2004                     --

6 Storrs Road
Mansfield, CT 06250............   Leased        1986            2015                     80

200 Merrow Road
Tolland, CT 06084..............   Leased        1989            2004                     67

1320 Manchester Road
Glastonbury, CT 06033..........        /(2)/    1987            2007                    269

435 Hartford Turnpike
Vernon, CT 06066...............   Leased        1988            2003                     66

1078 N. Main Street
Dayville (Killingly), CT 06241.   Leased        1990        2000/(3)/                    17

Route 66
Columbia, CT 06237.............   Owned         1991              --                    241

                                                                             Net Book Value
                                                                               of Property
                                                                              or Leasehold
                               Leased,       Original                         Improvements
                              Licensed         Year      Date of Lease/        at December
                                or            Leased        License                31,
Location                       Owned        or Acquired    Expiration             1999
--------                      --------------------------------------------------------------
                                                                              (In thousands)
1671 Boston Turnpike
Coventry, CT 06238.........       Leased        1993            2013             $    80

574 & 596 Middle Turnpike
Storrs, CT 06268...........       Owned         1995              --                 779

49 Hazard Avenue
Enfield, CT 06082..........       Leased        1995            2007                 106

2133 Poquonock Avenue
Windsor, CT 06095..........       Leased        1996            2006                 170

44-48 Wells Road
Wethersfield, CT 06109.....       Leased        1996            2008                 119

55 South Main Street
West Hartford, CT 06107....       Leased        1997            2016                 229

ATM Facilities:

Rt.6
Andover, CT  06232.........       Leased        1974            2004                  --

Junction 44 & 74
Ashford, CT  06278.........       Leased        1976            2001                   1

Rt. 44A, 663 Boston Turnpike
Bolton, CT  06043..........       Leased        1968        2000/(4)/                  1

700 Burnside Ave.
East Hartford, CT  06108...       Leased        1966        2000/(5)/                 --

60 Bidwell Street
Manchester, CT  06040......   Licensed/(6)/     1990           / (7)/                 --

Buckland Hills Mall
Manchester, CT  06040......       Leased        1992            2004                  --

31 Union Street
Rockville, CT  06066.......   Licensed/(6)/     1995            /(7)/                 --

469 Hartford Rd
Manchester, CT  06040......       Leased        1970            2002                  --

71 Haynes Street
Manchester, CT  06040......   Licensed/(6)/     1989            /(7)/                 --

Administrative Offices:

469 Hartford Road
Manchester, CT 06040.......       Leased        1970            2002                  30

50-56 Cottage Street
Manchester, CT  06040......       Owned         1986              --                 473

881 Main Street
Manchester, CT  06040......       Leased        1984            2001                  58

935 Main Street
Manchester, CT  06040......       Owned        /(8)/              --               2,665

935 Main Street
Units B102 & B102A
Manchester, CT  06040......       Leased        1997            2006                  88

                                                                            Net Book Value
                                                                              of Property
                                                                             or Leasehold
                              Leased,        Original                        Improvements
                             Licensed          Year      Date of Lease/       at December
                                or            Leased        License               31,
         Location              Owned        or Acquired    Expiration            1999
---------------------------  ----------------------------------------------------------------
                                                                             (In thousands)
945 Main Street
Unit 102A
Manchester, CT  06040......       Leased        1999            2001                  --

945 Main Street
Unit 305
Manchester, CT  06040......       Owned         1997              --                 136

945 Main Street
Unit 309
Manchester, CT  06040......       Owned         1998              --                  76

35-43 Oak Street
Manchester, CT  06040......       Owned         1995              --                 744

681 Main Street
Plantsville, CT  06479.....       Leased        1997            /(9)/                 --
                                                                            ------------
                                                                            $      8,974
                                                                            ============

(1) The Bank does not have an option to renew the lease. The Bank is currently negotiating the terms of a new lease.
(2) The Bank owns the building and leases the land and only owns the building as long as the lease is in effect.
(3) The Bank exercised its option to renew this lease for two additional five-year periods.
(4)  The Bank intends to renew this lease for one additional one-year period.
(5)  A new lease was signed for a five-year term.
(6) The Bank maintains a license to possess the property. Generally, the holder of a license has less property rights than the possessor of a leasehold interest.
(7)  A new license agreement was signed.
(8) The Bank owns sixteen commercial condominiums, which were all acquired at various times between 1990 and 1999.
(9)  The Bank possesses this property on a month-to-month basis.


Item 3.  Legal Proceedings.
--------------------------

     Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Company is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     None.


                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
Matters.
--------

     The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "SBMC" since the Company's initial public offering closed on March 1, 2000 and the Common Stock began trading on March 2, 2000. The initial offering price was $10.00 per share. Between March 2, 2000 and March 15, 2000, the Company's Common Stock traded as high as $10.1875 per share and as low as $9.75 per share. As of March 15, 2000, the Company had approximately 6,670 holders of record.

     The Company has not paid any dividends to date. The Board of Directors of the Company has the authority to declare dividends on the Common Stock, subject to statutory and regulatory requirements. In the future, the Board of Directors intends to consider a policy of paying cash or stock dividends on the Common Stock. However, no decision has been made with respect to the payment of dividends. Declarations of dividends by the Board of Directors, if any, will depend upon a number of factors, including the amount of net proceeds retained by the Company in the Conversion, investment opportunities available to the Company or the Bank, capital requirements, regulatory limitations, the Company's and the Bank's financial condition and results of operations, tax considerations and general economic conditions. No assurances can be given, however, that any dividends will be paid or, if commenced, will continue to be paid.

     The Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current and/or immediately preceding fiscal year.

Use of Proceeds

     The following information is provided with respect to the Company's sale of its common stock as part of the Conversion.

     a. The effective date of the Registration Statement on Form S-1 (File No. 333-90865) was January 12, 2000.

     b. The offering was consummated on March 1, 2000 with the sale of all securities registered pursuant to the Registration Statement. Sandler O'Neill & Partners, L.P. acted as marketing agent for the offering.

     c. The class of securities registered was common stock, par value $0.01 per share. The aggregate amount of such securities registered was 16,425,450 shares which represented an aggregate amount of $164,254,500. The amount included 10,400,000 shares (or $104 million) sold in the offering and 832,000 shares (or $8.3 million) issued to SBM Charitable Foundation, Inc.

     d. A reasonable estimate of the expenses incurred in connection with the Conversion and offering was $4.3 million, including expenses paid to and for underwriter of $1.7 million, and other expenses of $2.6 million. The net proceeds resulting from the offering after deducting expenses was $99.7 million.

     e. The net proceeds are invested in federal funds sold and fixed income securities. This use of net proceeds is materially consistent with the use of proceeds described in the prospectus.

Item 6.  Selected Financial Data.
---------------------------------

     The Company has derived the following selected consolidated financial and other data of the Bank in part from the consolidated financial statements and notes appearing elsewhere in this Form 10-K.

                                                                   At December 31,
                                                ------------------------------------------------------
                                                   1999        1998        1997       1996      1995
                                                ----------  ----------  ----------  -------  ---------
                                                                    (In thousands)
Selected Consolidated Financial Data:
   Total assets................................ $1,227,798  $1,108,287  $1,033,086  $968,252  $935,833
   Cash and cash equivalents...................     26,678      45,048      14,660    22,850    39,972
   Loans, net..................................    938,340     806,787     798,292   732,448   695,797
   Securities held to maturity:
      Mortgage-backed securities...............     25,474      22,742      14,409     8,047     4,280
      Other investment securities..............     20,586      29,855      35,874    39,518    47,123
                                                ----------  ----------  ----------  --------  --------
         Total securities held to maturity.....     46,060      52,597      50,283    47,565    51,403
                                                ----------  ----------  ----------  --------  --------
   Securities available for sale:
      Mortgage-backed securities...............     16,204      12,859      17,985    24,570    26,818
      U.S. Government and agency obligations...     81,328      71,703      48,767    35,907    14,333
      Marketable equity securities.............     50,545      42,773      40,635    37,797    29,038
      Other securities.........................     33,777      40,816      24,202    32,987    46,250
                                                ----------  ----------  ----------  --------  --------
         Total securities available for sale...    181,854     168,151     131,589   131,261   116,439
                                                ----------  ----------  ----------  --------  --------
   Deposits....................................    906,591     855,117     827,667   792,833   764,789
   Short-term borrowed funds...................     95,814      79,545      71,179    58,747    64,262
   Advances from Federal Home Loan Bank........     84,000      45,000      17,987    15,000    17,593
   Capital.....................................    123,223     112,807     101,191    88,535    77,143
   Premises and equipment, net.................     14,436      15,621      15,709    11,369     9,849
   Nonperforming assets (1)....................     12,089       3,283       7,543    12,760    13,198

                                                                   For the Year Ended December 31,
                                                            --------------------------------------------
                                                              1999     1998     1997     1996     1995
                                                            --------  -------  -------  -------  -------

Selected Operating Data:
   Total interest and dividend income......................  $78,834  $76,858  $73,931  $69,973  $64,840
   Total interest and dividend expense.....................   37,374   37,200   35,856   34,714   32,728
                                                             -------  -------  -------  -------  -------
      Net interest income..................................   41,460   39,658   38,075   35,259   32,112
   Provision for loan losses...............................    1,100    1,200    1,200    1,200    1,550
                                                             -------  -------  -------  -------  -------
      Net interest income after provision for loan losses..   40,360   38,458   36,875   34,059   30,562
                                                             -------  -------  -------  -------  -------
   Noninterest income:
      Gains on sales of securities, net....................    1,372    2,621    4,007      842    2,522
      Other................................................    8,034    9,539    7,460    8,155    5,788
                                                             -------  -------  -------  -------  -------
         Total noninterest income..........................    9,406   12,160   11,467    8,997    8,310
                                                             -------  -------  -------  -------  -------
   Noninterest expense.....................................   36,586   37,092   31,556   27,772   24,539
                                                             -------  -------  -------  -------  -------
      Income before provision for income taxes.............   13,180   13,526   16,786   15,284   14,333
   Provision for income taxes..............................    4,426    4,208    6,584    5,853    5,927
                                                             -------  -------  -------  -------  -------
      Net income...........................................  $ 8,754  $ 9,318  $10,202  $ 9,431  $ 8,406
                                                             =======  =======  =======  =======  =======

                                                                    At or For the Year Ended December 31,
                                                                 ------------------------------------------
                                                                  1999     1998     1997     1996     1995
                                                                 -------  -------  -------  -------  ------
Selected Operating Ratios and Other Data (2):
Performance Ratios:
   Average yield on interest-earning assets..................      7.10%    7.54%    7.75%    7.69%    7.85%
   Average rate paid on interest-bearing liabilities.........      3.78     4.02     4.11     4.15     4.04
   Average interest rate spread (3)..........................      3.32     3.52     3.64     3.54     3.81
   Net interest margin (4)...................................      3.74     3.89     3.96     3.85     3.89
   Interest-earning assets to interest-bearing liabilities...    112.37   110.29   109.47   108.62   106.58
   Net interest income after provision for
      loan losses to noninterest expense.....................    110.32   103.68   116.86   122.64   124.54
   Noninterest expense as a percentage of average assets.....      3.16     3.46     3.15     2.92     2.75
   Return on average assets..................................      0.76     0.87     1.02     0.99     0.94
   Return on average capital.................................      7.48     8.71    10.75    11.38    11.78
   Ratio of average capital to average assets................     10.12     9.99     9.48     8.70     7.99

Regulatory Capital Ratios (2):
   Leverage capital ratio....................................      9.10     9.33     8.98     8.41     7.60
   Total risk-based capital ratio............................     13.96    13.89    13.67    13.09    12.68

Asset Quality Ratios (2):
   Nonperforming loans and troubled debt restructurings
      as a percentage of total loans (5).....................      1.21     0.19     0.35     0.98     1.20
   Nonperforming assets and troubled debt restructurings
      as a percentage of total assets........................      0.98     0.29     0.73     1.32     1.41
   Allowance for loan losses as a percentage of total loans..      1.12     1.30     1.23     1.23     1.20
   Allowance for loan losses as a percentage of nonperforming
      loans and troubled debt restructurings.................     92.44   694.55   350.79   125.46   100.41
   Net loans charged-off to average interest-earning loans...      0.12     0.07     0.05     0.08     0.11

   Full service offices at end of period.....................        23       23       23       22       20

-----------------------
(1) Nonperforming assets consist of nonperforming loans, troubled debt restructurings, and other real estate owned.
(2) Asset Quality and Regulatory Capital Ratios are end of period ratios.
    Except for end of period ratios, all ratios are based on average monthly balances during the indicated periods and are annualized for interim periods.
(3) Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5) Nonperforming loans consist of nonperforming loans and loans 90 days or more past due and accruing interest.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

     The following discussion should be read in conjunction with the "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K.

General

     The Company has only recently been formed and had no results of operations for the year ended December 31, 1999. The Bank's results of operations depend primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Bank also generates non-interest income primarily from fees charged on customers' accounts and fees earned on activities such as investment services provided through a third party registered broker-dealer. Gains on the sales of securities is another source of non-interest income. The Bank's non-interest expenses primarily consist of employee compensation and benefits, occupancy expense, advertising and other operating expenses. The Bank's results of operations are also affected by general economic and competitive conditions, notably changes in market interest rates, government policies and regulations. The Bank exceeded all of its regulatory capital requirements at December 31, 1999.

Forward Looking Statements

     This Form 10-K contains forward looking statements that are based on assumptions and describe future plans, strategies, and expectations of the Company. These forward looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company' ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. The Company does not undertake--and specifically disclaim any obligation--to publicly release the result of any revisions which may be made to any forward looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Operating Strategy

     The Bank is an independent, community-oriented savings bank, delivering quality customer service and offering a wide range of deposit, loan and investment products to its customers. In recent years, the Bank's strategy has been to enhance profitability by emphasizing the origination of commercial real estate and business loans, increasing sources of noninterest income and by improving operating efficiencies while managing its capital position and limiting its credit and interest rate risk exposure. To accomplish these objectives, the Bank has sought to:

          .Operate as a full service community bank.

          .Provide superior customer service and innovative products by expanding delivery systems through the opening of new branch offices, offering a bank-issued credit card and debit card services, establishing Internet banking and a call center that provides interest rate information for deposit and loan products and other customer services.

         . Increase fee income by broadening non-depository product offerings and services, including the establishment of a relationship with a third party registered broker-dealer to provide a wide array of investment offerings through financial service specialists and representatives.

         . Increase fee income by providing merchant credit card processing services.

         . Originate high quality commercial real estate and commercial business loans which increase the yields earned on its overall loan portfolio, without incurring unacceptable credit risk.

         . Control credit risk by focusing on the origination of single-family, owner-occupied residential mortgage loans and consumer loans, consisting primarily of home equity loans and lines of credit.

         . Monitor and control interest rate risk primarily by selling longer-term fixed-rate loans as market interest rate conditions dictate, by investing in shorter-term mortgage-backed securities and by selectively using off-balance sheet hedging transactions.

         . Invest funds in excess of loan demand primarily in mortgage-backed securities, investment grade debt and equity mutual funds.

         . Invest in technological enhancements to increase productivity and efficiency.


Comparison of Financial Condition at December 31, 1999 and 1998

     Total assets increased $119.5 million, or 10.8%, to $1.23 billion at December 31, 1999 as compared to $1.11 billion at December 31, 1998. The increase was due primarily to a $131.6 million increase in the loan portfolio, a $7.2 million increase in securities, partially offset by a $18.4 million decrease in cash and cash equivalents which reflects reduced liquidity associated with year-end Y2K cash requirements. The growth in assets was funded by deposits ($51.5 million), short-term borrowed funds ($16.3 million) and Federal Home Loan Bank advances ($39.0 million). Loans, net increased due to strong loan demand in most sectors of the loan portfolio, reflecting the continued strong state and local economy. The Savings Bank of Manchester continues to offer an increased array of loan products to an expanded market area using aggressive marketing efforts. The growth of the loan portfolio was affected during 1999 by management's decision to reduce the level of sales of fixed-rate residential mortgages to the secondary market. Sales of fixed-rate loans were $19.2 million in 1999 compared to $94.3 million in 1998. This decision reflects management's reevaluation of the Bank's asset/liability position and desire for fixed-rate products despite slightly rising interest rate environment.

     Deposits totalled $906.6 million at December 31, 1999, an increase of $51.5 million, or 6.0%, compared to $855.1 million at December 31, 1998. The deposit growth reflects an increase of $30.1 million, or 78.5%, in money market accounts and a $12.2 million, or 31.3%, increase in demand deposits. Certificates of deposits, savings accounts and NOW accounts increased $4.2 million, $3.0 million and $1.9 million, respectively, for a combined increase of $9.1 million, or 1.2%. The substantial increases in money market accounts and demand deposits reflect aggressive marketing of both retail and commercial deposit accounts. In addition, the Bank continues to market a short-term commercial transactional repurchase agreement (repo) account to commercial businesses. These repo accounts increased $15.9 million, or 20.2% , during 1999. Advances from Federal Home Loan Bank increased $39.0 million, or 86.7%, from $45.0 million in 1998, to $84.0 million at December 31, 1999.

     Nonperforming assets totalled $12.1 million at December 31, 1999 compared to $3.3 million at December 31, 1998, representing an increase of $8.8 million, or 268%. The increase is due to the addition of two large commercial real estate relationships, which were placed on nonaccrual status during 1999. One commercial real estate loan for $4.3 million, which is in foreclosure, is scheduled for full repayment of principal in May 2000. The second relationship includes four commercial real estate loans to one borrower aggregating $5.7 million. Management believes both relationships are adequately secured by collateral. Excluding both of the above commercial real estate relationships, the Bank's nonperforming assets would have been $2.1 million, a decrease of 36.4% from 1998. Other Real Estate Owned declined $1.2 million, or 65.7%, during 1999 due to property sales.

     Total capital increased $10.4 million, or 9.2%, to $123.2 million at December 31, 1999 compared to $112.8 million at December 31, 1998. The increase was due to net income of $8.8 million and an increase of $1.7 million in accumulated other comprehensive income related to unrealized gains on available for sale securities at December 31, 1999.

Comparison of Operating Results for the Years Ended December 31, 1999 and 1998

     Net Income. Net income decreased by $564,000, or 6.1%, to $8.8 million for 1999 from $9.3 million for 1998. The decrease was primarily attributable to reduced gains on the sale of mortgages to the secondary market and reduced gains on the sale of securities. Net interest income after provision for loan losses increased $1.9 million, or 4.9%, to $40.4 million for 1999 compared to $38.5 million for 1998. Service charges and fees and other noninterest income increased slightly from $7.1 million to $7.5 million for 1999. Noninterest expense decreased $506,000, or 1.4%, to $36.6 million for 1999 from $37.1 million for 1998. Noninterest expense for 1998 included a $3.0 million expense relating to the establishment of Savings Bank of Manchester Foundation, Inc. in June 1998. Excluding the effect of this charge, noninterest expense would have increased in 1999 by $2.5 million or 7.3% primarily due to an increase in salaries expense in 1999.

     Net Interest Income. Net interest income increased $1.8 million, or 4.5%, to $41.5 million for 1999 from $39.7 million for 1998. The increase was primarily a result of higher interest income from an increase in the level of interest earning assets, despite declining interest yields on loans and investments and a decrease in the average cost of funds on interest bearing liabilities due to a lower interest rate environment, particularly during the early part of 1999. Interest and dividend income increased $2.0 million, or 2.6%, to $78.8 million for 1999 from $76.9 million for 1998. The average yield on interest earning assets declined 44 basis points to 7.10% in 1999 from 7.54% in 1998, primarily due to a decline in market interest rates during the early part of 1999. Interest income on loans increased $1.9 million, or 3.0%, to $66.4 million for 1999 compared to $64.5 million for 1998. The increase was due to a $76.4 million increase in the average balance of loans outstanding, partially offset by a 48 basis point decrease in the average yield on such loans primarily due to a lower interest rate environment. Interest and dividend income from investment securities increased $62,000, or 0.5%, to $12.4 million for 1999 compared to $12.3 million for 1998. The small increase in interest and dividend income from investment securities was due to an increase in the average balance of investment securities of $8.7 $ million, or 4.3% , to $230.6 million for the year ended December 31, 1999, partially offset by a 27 basis point decrease in the average yield.

     Interest and dividend expense increased $174,000, or 0.5%, to $37.4 million for 1999 from $37.2 million for 1998. The increase reflects an increase in expense on short-term borrowed funds and advances from Federal Home Loan Bank of $1.3 million, offset by a decrease in expense of $1.1 million on core deposits. Advances from Federal Home Loan Bank increased from $45.0 million as of December 31, 1998 to $84.0 million at the end of 1999. Short-term borrowed funds represented by commercial transactional repurchase agreements increased to $94.6 million at December 31, 1999 from $78.7 million at December 31, 1998. The average rate paid on Federal Home Loan Bank advances decreased 34 basis points to 5.97% in 1999 from 6.31% in 1998 due to a lower interest rate environment and the repayment of several older long-term advances bearing higher interest rates. Interest expense on deposits declined $1.1 million or 3.3% to $33.8 million for 1999 from $34.9 million for 1998, reflecting lower interest rates.

     Provision for Loan Losses. The provision for loan losses was $1.1 million for 1999 compared to $1.2 million for 1998. For 1999, management decreased the provision by 50% for the first half of the year, reflecting improved delinquency trends during 1998 and early 1999. The addition of two large commercial real estate relationships to nonaccrual status by September 1999 required an adjustment to the provision during the last quarter of 1999. The allowance for loan losses was 1.12% of total loans and 92.44% of nonperforming loans at December 31, 1999 compared to 1.30% and 694.55%, respectively, at December 31, 1998. The changes reflect the addition of two large commercial real estate relationships to nonperforming loan status during 1999.

     The Bank's management assesses the adequacy of the allowance for loan losses based on known and inherent risks in the loan portfolio and upon management's continuing analysis of the quality of the loan portfolio. While management believes that, based on information currently available, the Bank's allowance for loan losses is sufficient to cover probable losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may increase its level of allowance for loan losses as a percentage of total loans and nonperforming loans if the level of commercial, multi-family, construction or consumer lending as a percentage of total loan portfolio increases. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based on judgments different from those of management.

     Noninterest Income. Noninterest income totalled $9.4 million and $12.2 million for 1999 and 1998, respectively. The decline was due to the combined effect of decreased securities gains and reduced gains from the sale of mortgages to the secondary market. The decline in securities gains is due to the gains realized in 1998 relating to the formation of Savings Bank of Manchester Foundation, Inc. and the contribution of appreciated securities to the foundation. The decreased gains from the sale of mortgages to the secondary market reflect management's decision to retain fixed rate mortgages in order to grow the loan portfolio. During 1999, the Bank sold $19.2 million of loans to the secondary market, realizing gains of $551,000, compared with sales of $94.3 million in 1998, which generated gains of $2.4 million. Fee income from service charges and account fees was $5.9 million in 1999 compared with $5.4 million for 1998. Other fee income declined slightly from $1.7 million in 1998 to $1.6 million in 1999 and reflects fees earned from brokerage services and rental income on properties in Other Real Estate Owned. Other Real Estate Owned declined from $1.8 million at the end of 1998 to $604,000 at the end of 1999.

     Noninterest Expense. Noninterest expense decreased $506,000, or 1.4%, to $36.6 million for 1999 from $37.1 million for 1998. The decrease is attributable to the one-time expense in 1998 relating to the charitable contribution of $3.0 million of appreciated securities to Savings Bank of Manchester Foundation, Inc. Excluding this charitable contribution, 1998 noninterest expense would be $34.1 million and the increase in 1999 would be $2.5 million, or 7.3%. Increases in noninterest expense include $1.1 million, or 7.8%, for salary and wage compensation, $575, 000, or 17.9%, for fees and services, and $338,000, or 8.5%, for pension and other employee benefits. These increases reflect an increase in commercial lending staff, continued development of the Merchant Services Center program, the Year 2000 project, and increased benefits costs. Marketing expenses increased $120,000, or 7.2%, due to a new television advertising program.

     Provision for Income Taxes. The provision for income taxes increased $218,000, or 5.2%, to $4.4 million for 1999 from $4.2 million for 1998. The increase reflects the adjustment in effective tax rates between 1999 and 1998. During 1998, the Bank created Savings Bank of Manchester Foundation, Inc. and donated appreciated securities to the foundation, resulting in a lower 1998 effective tax rate. During 1999, the Bank formed the Savings Bank of Manchester Mortgage Company, Inc. which eliminated the Bank's Connecticut state income tax liability for 1999. The effective tax rates were 33.58% for 1999 and 31.11% for 1998.

     Comparison of Operating Results for the Years Ended December 31, 1998 and 1997

     Net Income. Net income decreased by $884,000, or 8.7%, to $9.3 million for 1998 from $10.2 million for 1997. The decrease was primarily attributable to a $5.5 million increase in noninterest expense and a $1.4 million decrease in gains on sale of securities partially offset by a $1.6 million increase in net interest income, a $693,000 increase in noninterest income and $2.4 million decrease in the provision for income taxes.

     Net Interest Income. Net interest income increased by $1.6 million, or 4.2%, to $39.7 million for 1998 from $38.1 million for 1997. This increase was primarily a result of higher interest income from an increase in the level of average interest-earning assets and a decrease in the average rate paid on interest-bearing liabilities due to a lower interest rate environment. Interest and dividend income increased $2.9 million, or 4.0%, to $76.9 million for 1998 from $73.9 million for 1997. The average yield on interest-earning assets declined 15 basis points to 7.54% in 1998 from 7.75% in 1997 primarily due to a decline in market interest rates. Interest income on loans increased $1.2 million, or 1.9%, to $64.5 million for 1998, compared to $63.3 million for the prior year. This increase was due to a $42.5 million increase in the average balance of loans outstanding, offset by an 18 basis point decrease in the average yield on such loans primarily due to a decline in market interest rates. Interest and dividend income from investment securities increased $1.7 million, or 16.3%, from $10.6 million for 1997 to $12.3 million for 1998. The increase in interest and dividend income from investment securities was due to an increase in the average balance of investment securities of $32.1 million, or 18.6%, to $204.1 million for the year ended December 31, 1998, and a 23 basis point increase in the average yield.

     Interest expense increased $1.3 million, or 3.7%, to $37.2 million for 1998 from $35.9 million for 1997 primarily due to an increase in interest expense on Federal Home Loan Bank advances. The average balance of such advances was $14.1 million for 1997 and $36.5 million for 1998, an increase of $22.4 million, or 158.87%. These advances were used primarily to fund loan originations. The average rate paid on Federal Home Loan Bank advances decreased 59 basis points to 6.31% in 1998 from 6.90% in 1997 due to a lower market interest rate environment. Interest on deposits remained fairly constant at approximately $34.9 million for 1998 and 1997 due to a decrease in the average rate paid on deposits of 16 basis points during 1998 offset by an increase in the average balance of $31.2 million.

     Provision for Loan Losses. The provision for loan losses remained constant at $1.2 million for 1998 and 1997. The allowance for loan losses was 1.30% of total loans and 694.55% of nonperforming loans at December 31, 1998 compared to 1.23% and 350.79%, respectively, at December 31, 1997 due to the overall improvement of the loan portfolio.

     Noninterest Income. Noninterest income totalled $12.2 million and $11.5 million for 1998 and 1997, respectively. The $693,000 increase in noninterest income was attributable to an increase in gains on mortgage sales of $2.0 million, or 489%, to $2.4 million for 1998 from $410,000 for 1997. This increase was attributable primarily to sales of fixed-rate residential mortgages to manage interest rate risk in 1998. This increase was partially offset by a decrease in gains on sale of securities of $1.4 million, or 34.6%, to $2.6 million for the year ended December 31, 1998 from $4.0 million for the year ended December 31, 1997. The $1.4 million decrease in gains on sales of securities was primarily due to management's decision to defer the realization of additional gains for tax purposes.

     Noninterest Expense. Noninterest expense increased by $5.5 million, or 17.5%, to $37.1 million for 1998 from $31.6 million for 1997. The increase in noninterest expense was primarily attributable to an increase in salaries and employee benefits of $1.5 million, or 12.0%, to $14.1 million for 1998, from $12.6 million for 1997 resulting from a combination of additional commercial lending staff, the development of the Merchant Services Center program, conversion to a new computer system in late 1997, and the Year 2000 project. In addition, 1998 noninterest expense includes a $3.0 million expense associated with the contribution of appreciated securities to Savings Bank of Manchester Foundation, Inc. There was no such contribution in 1997. These increases were partially offset by a $518,000 decrease in foreclosed real estate expense in 1998 due primarily to reduced holding periods for foreclosed properties in 1998 compared to 1997.

     Provision for Income Taxes. The provision for income taxes decreased $2.4 million to $4.2 million for 1998, compared to $6.6 million for 1997. The effective tax rates were 31.1% and 39.2% for 1998 and 1997, respectively. The lower effective tax rate for 1998 was primarily the result of the gain on the securities contributed to the Savings Bank of Manchester Foundation, Inc. not being subject to income taxes.

Average Balances, Interest and Average Yields/Cost

     The following table presents certain information for the periods indicated regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances were derived from average monthly balances. The yields and rates include fees which are considered adjustments to yields.

                                                          For the Year Ended December 31,
                             --------------------------------------------------------------------------------------------------
                                          1999                              1998                                1997
                             -------------------------------  --------------------------------  -------------------------------
                                                    Average                          Average                           Average
                               Average               Yield/     Average               Yield/      Average               Yield/
                               Balance    Interest    Rate      Balance    Interest    Rate       Balance    Interest    Rate
                             -----------  --------  --------  ------------  --------  --------  ------------  --------  -------
                                                                  (Dollars in thousands)
Interest-earning assets:
   Loans (1):
      Real estate............ $  683,175   $50,087     7.73%    $  621,751   $48,338     7.77%    $  597,902   $47,713     7.98%
      Consumer...............     71,967     5,653     7.85         71,132     5,780     8.13         68,768     5,842     8.50
      Commercial.............    124,287    10,686     8.60        110,158    10,393     9.43        104,705     9,759     9.32
                              ----------   -------   ------     ----------   -------   ------     ----------   -------   ------
        Total loans..........    879,429    66,426     7.55        803,041    64,511     8.03        771,375    63,314     8.21
                              ----------   -------   ------     ----------   -------   ------     ----------   -------   ------
   Mortgage-backed
    securities (2)...........     36,771     2,460     6.69         35,762     2,392     6.69         31,087     2,186     7.03
   Investment securities (3):
      U.S. Government and
       agency obligations....     72,567     4,168     5.75         65,637     3,813     5.81         50,149     2,892     5.77
      Corporate securities...     39,324     2,523     6.42         34,960     2,266     6.48         27,557     1,721     6.25
      Marketable equity
       securities............     43,525       999     2.30         42,066     1,373     3.26         37,265     1,375     3.69
      Other equity
       securities............        418        --       --            302        --       --            192        --       --
      Asset-backed
       securities............     20,258     1,265     6.24         25,419     1,650     6.49         25,824     1,683     6.52
   Other interest-bearing
    assets:
      Federal Home Loan
       Bank stock............      5,909       383     6.48          5,831       369     6.33          5,512       350     6.35
      Federal funds sold.....     11,800       610     5.17          6,846       484     5.03          5,115       410     5.13
                              ----------   -------   ------     ----------   -------   ------     ----------   -------   ------
        Total interest-
         earning assets......  1,110,001   $78,834     7.10%     1,019,864   $76,858     7.54%       954,076   $73,931     7.75%
                                           =======                           =======                           =======
   Noninterest-earning
    assets...................     46,606                            59,199                            50,195
                              ----------                        ----------                        ----------
        Total assets......... $1,156,607                        $1,079,063                        $1,004,271
                              ==========                        ==========                        ==========

Interest-bearing liabilities:
   Deposits:
      NOW accounts........... $  109,095   $ 1,507     1.38%    $   94,394   $ 1,299     1.38%    $   80,445   $ 1,101     1.37%
      Savings and money
       market accounts.......    276,971     9,200     3.32        248,915     5,982     2.40        238,132     5,644     2.37
      Certificates of
       deposit...............    445,474    20,202     4.53        463,226    25,138     5.43        471,865    26,219     5.56
      Escrow deposits........      5,545       158     2.85          5,092       176     3.46          5,290       171     3.23
                              ----------   -------   ------     ----------   -------   ------     ----------   -------   ------
        Total interest-
         bearing deposits....    837,085    31,067     3.71        811,627    32,595     4.02        795,732    33,135     4.16
   Short-term borrowed
    funds....................     90,158     2,692     2.99         76,523     2,298     3.00         61,677     1,745     2.83
   Advances from Federal
    Home Loan Bank...........     60,589     3,615     5.97         36,534     2,307     6.31         14,144       976     6.90
                              ----------   -------   ------     ----------   -------   ------     ----------   -------   ------

        Total interest-
         bearing liabilities.    987,832   $37,374     3.78%       924,684   $37,200     4.02%       871,553   $35,856     4.11%
                                           =======                           =======                           =======
   Noninterest-bearing
    liabilities..............     51,729                            47,865                            37,398
                              ----------                        ----------                        ----------

        Total liabilities....  1,039,561                           972,549                           908,951
   Capital...................    117,046                           106,514                            95,320
                              ----------                        ----------                        ----------
        Total liabilities
         and capital......... $1,156,607                        $1,079,063                        $1,004,271
                              ==========                        ==========                        ==========
   Net interest-earning
    assets................... $  122,169                        $   94,018                        $   89,310
                              ==========                        ==========                        ==========
   Net interest income.......              $41,460                           $39,658                           $38,075
                                           =======                           =======                           =======
   Interest rate spread (4)..                          3.32%                             3.52%                             3.58%
   Net interest margin (5)...                          3.74%                             3.89%                             3.96%
   Ratio of interest-earning
    assets to interest-
    bearing liabilities......                        112.37%                           110.17%                           110.25%

------------------------
(1) Balances are net of undisbursed proceeds of construction loans in process and include nonperforming loans.
(2) Includes mortgage-backed securities available for sale at market value and held to maturity at amortized cost.
(3) Includes investment securities available for sale at market and held to maturity at cost.
(4) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

     The following table presents the effects of changing rates and volumes on the interest income and interest expense of the Bank. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume, which cannot be segregated, have been allocated proportionately based on the absolute value of the change due to rate and the change due to volume.

                                                             1999                          1998
                                                         Compared to                   Compared to
                                                             1998                          1997
                                                 ----------------------------  ------------------------------
                                                 Increase (Decrease)           Increase (Decrease)
                                                       Due to                        Due to
                                                 ------------------  --------  -----------------  -----------
                                                   Rate     Volume     Net       Rate    Volume       Net
                                                 ---------  -------  --------  --------  -------  -----------
                                                                        (In thousands)
Interest-earning assets:
   Loans:
      Real estate..............................   $(2,891)  $4,639   $ 1,748   $(1,254)  $1,879       $   625
      Consumer.................................      (194)      67      (127)     (258)     196           (62)
      Commercial...............................      (981)   1,274       293       123      511           634
                                                  -------   ------   -------   -------   ------       -------
         Total loans...........................    (4,066)   5,980     1,914    (1,389)   2,586         1,197
   Mortgage-backed securities..................         1       67        68      (115)     322           207
   Investment securities.......................      (682)     676        (6)     (143)   1,666         1,523
                                                  -------   ------   -------   -------   ------       -------
      Total interest-earning assets............    (4,747)   6,723     1,976    (1,647)   4,574         2,927
                                                  -------   ------   -------   -------   ------       -------

Interest-bearing liabilities:
   Deposits:
      Demand accounts..........................         5      203       208         7      191           198
      Savings accounts.........................     2,382      818     3,200       219      124           343
      Certificates of deposit..................    (4,052)    (884)   (4,936)     (607)    (474)       (1,081)
      Other....................................       (15)     408       393       120      433           553
                                                  -------   ------   -------   -------   ------       -------
          Total deposits.......................    (1,680)     545    (1,135)     (261)     274            13
   Advances from Federal Home Loan Bank........      (167)   1,476     1,309      (148)   1,479         1,331
                                                  -------   ------   -------   -------   ------       -------

         Total interest-bearing liabilities....    (1,847)   2,021       174      (409)   1,753         1,344
                                                  -------   ------   -------   -------   ------       -------
   Increase (decrease) in net interest income..   $(2,900)  $4,702   $ 1,802   $(1,238)  $2,821       $ 1,583
                                                  =======   ======   =======   =======   ======       =======


Liquidity and Capital Resources

     Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. Primary sources of funds consist of deposit inflows, loan repayments, maturities, paydowns, and sales of investment and mortgage-backed securities and borrowings from the Federal Home Loan Bank of Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     The Bank's primary investing activities are (1) originating residential one-to four-family mortgage loans and, to a lesser extent, commercial business and real estate loans, multi-family loans, single-family construction loans, home equity loans and lines of credit and consumer loans and (2) investing in mortgage-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposit growth and Federal Home Loan Bank of Boston advances. During the years ended December 31, 1999 and 1998 , the Bank's loan originations totalled $388.8 million and $377.6 million, respectively. At December 31, 1999 and 1998, the Bank's investments in mortgage-backed securities, U.S. Government and agency obligations and corporate securities and debt obligations totalled $130.9 million and $124.9 million, respectively. The Bank experienced a net increase in total deposits of $51.5 million, $27.4 million and $34.8 million for the years ended December 31, 1999, 1998 and 1997, respectively, primarily as a result of retail and commercial programs designed to attract deposits. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Bank closely monitors its liquidity position on a daily basis. If the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through Federal Home Loan Bank advances and through repurchase agreement borrowing facilities.

     Outstanding commitments for all loans and unadvanced construction loans and lines of credit totalled $155.2 million at December 31, 1999. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 1999 totalled $340.9 million. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. Occasionally, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

     The Bank must satisfy to various regulatory capital requirements administered by the federal banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 1999, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $109.7 million, or 9.1% of average assets, which is above the required level of $48.2 million, or 4%, and risk-based capital of $120.3 million, or 14.0% of risk weighted assets, which is above the required level of $68.9 million, or 8.0%. The Bank is considered "well capitalized" under regulatory guidelines.

     The capital from the Conversion has significantly increased the Company's liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds are used for general corporate purposes, including the funding of lending activities. The Company's financial condition and results of operations will be enhanced by the capital from the Conversion, resulting in increased net interest-earning assets and net income. However, due to the large increase in equity resulting from the capital injection, return on equity will be adversely impacted following the Conversion.

Year 2000 Readiness

     The Bank accomplished the objectives established in its Year 2000 Action Plan. All internal software and hardware used in the Bank's business made it through the transition from 1999 to 2000 without any known abnormalities or inaccurate results. In addition, the Bank's critical vendors and suppliers have informed the Bank that they have also made the transition successfully. Furthermore, the Bank has not been notified by any of its significant borrowers of any material Year 2000 related problems that would adversely affect the borrowers' abilities to satisfy their current obligations to the Bank.

     Other critical, future dates previously identified as being potentially vulnerable to the Year 2000 problem were tested as part of the century rollover testing. All critical applications thought to be impacted by future dates were evaluated and further testing of various dates conducted as necessary. Any potential problems identified during this testing have been corrected.

     The Bank has budgeted approximately $3.8 million in connection with the costs associated with achieving Year 2000 compliance. As of December 31, 1999, the Bank had expended approximately $3.7 million on Year 2000 issues.

Impact of Inflation and Changing Prices

     The consolidated financial statements and related data presented in this Form 10-K have been prepared in conformity with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike many industrial companies, substantially all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a more significant impact on the Bank's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

Impact of New Accounting Standards

     Accounting for Derivative Instruments and Hedging Activities. Effective January 1, 1999, Connecticut Bankshares, M.H.C. adopted Statement of Financial Accounting Standards ("SFAS") No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of SFAS No. 65." This statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities shall classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The adoption has no effect on the Company's financial condition or results of operations.

     In June 1998, the Financial Accounting Standards Board ("FASB")issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations and requires that an entity formally document, designate and assess the effectiveness of transactions that receive hedge accounting. This statement was amended by SFAS No. 137, "Accounting for Derivatives and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." As a result, SFAS No. 133 will be effective in 2001 for the Company. The Company adopted this statement on January 1, 2000. Management does not expect that the adoption of this statement will have a material impact on the Company' financial position or results of operations.

     Revenue Recognition in Financial Statements. On December 3, 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The guidelines set forth in SAB No. 101 stipulate that revenue should not be recognized until it is realized or realizable and earned. The Company adopted SAB No. 101 on January 1, 2000 without effect on the Company's consolidated financial condition or results of operations.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.
--------------------------------------------------------------------

Qualitative Aspects of Market Risk

     The Bank's most significant form of market risk is interest rate risk. The principal objectives of the Bank's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given its business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with its established policies. The Bank has an Asset/Liability Committee, responsible for reviewing its asset/liability policies and interest rate risk position, which meets quarterly and reports trends and interest rate risk position to the Executive Committee of the Board of Directors and the Board of Directors. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank. In recent years, the Bank has managed interest rate risk by:

     (1) emphasizing the origination of adjustable-rate loans and generally selling longer term fixed-rate loans as market interest rate conditions dictate;

     (2) originating variable rate commercial real estate loans and prime rate commercial business loans;

     (3) emphasizing shorter-term consumer loans including home equity lines of credit indexed to the prime rate, as reported in The Wall Street Journal;

     (4) maintaining a high quality securities portfolio that provides adequate liquidity and flexibility to take advantage of opportunities that may arise from fluctuations in market interest rates, the overall maturity and duration of which is monitored in relation to the repricing of its loan portfolio;

     (5) promoting lower cost liability accounts such as demand deposits and business repurchase accounts;

     (6) using Federal Home Loan Bank advances to better structure maturities of its interest rate sensitive liabilities; and

     (7) selectively utilizing off-balance sheet hedging transactions, such as interest rate swaps and caps.

     The Bank's market risk also includes equity price risk. The Bank's marketable equity securities portfolio had gross unrealized gains of $19.4 million and gross unrealized losses of $1.2 million at December 31, 1999 which are included, net of taxes, in accumulated other comprehensive income, a separate component of the Bank's capital. If equity security prices decline due to unfavorable market conditions or other factors, the Bank's capital would decrease.

     The Bank's investment policy authorizes it to be a party to financial instruments with off-balance sheet risk in the normal course of business to reduce its exposure to fluctuations in interest rates. These financial instruments include interest rate cap agreements. Interest rate cap agreements generally involve the payment of a premium in return for cash receipts if interest rates rise above or fall below a specified interest rate level. Payments are based on a notional principal amount. Caps generally are not readily available for time periods longer than five years. The Bank's objective in using interest rate caps is to reduce risk associated with adverse rate volatility while enabling the Bank to benefit from favorable interest rate movements. All counter-parties to cap arrangements must be pre-approved by the Bank's Executive Committee and reported to its Investment Committee. At December 31, 1999, the notional principal amount of the Bank's outstanding interest rate cap agreement was $25 million. Under the terms of the cap agreement, the Bank paid a premium totalling $123,000 which is included in other assets and being amortized over three years which is the term of the agreement. Amortization for the year ended December 31, 1999 totalled $38,000 and is recorded as an interest expense on advances. The agreement provides that, if the London Interbank Offered Rate exceeds 7%, the Bank receives cash payments on a quarterly basis. There were no cash payments due at December 31, 1999. The Bank was not a party to any interest rate cap arrangements during the years ended December 31, 1998 and 1997.

Quantitative Aspects of Market Risk

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 1999, the Bank's one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was (2.72)%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income.

     The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1999, which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 1999, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a series of time intervals. For loans on residential mortgages, adjustable-rate loans, and fixed-rate loans, prepayment rates were assumed to range from 1% to 50% annually. Mortgage-related securities
were assumed to prepay at rates between 4% and 14% annually.   Investment
securities, which include callable federal agency obligations, are presented based on stated maturities. NOW accounts were assumed to decay at 15%, 15%, 15%, 15%, 15% and 25%, respectively, for each of the following periods: one year, one to two years, two to three years, three to four years, four to five years and over five years. Money market accounts were assumed to decay at 40%, 30%, 20%, 10%, 0% and 0%, respectively, for each of the following periods: one year, one to two years, two to three years, three to four years, four to five years, and over five years. Prepayment of deposit rates can have a significant impact on the Bank's estimated gap. While the Bank believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan repayment and deposit withdrawal activity.

                                                                       At December 31, 1999
                                  -----------------------------------------------------------------------------------------------
                                                                      More
                                                        More than     than
                                             More than  Two Years    Three     More than
                                             One Year      to       Years to  Four Years
                                  One Year      to        Three       Four        to         More Than       Total        Fair
                                   or Less   Two Years    Years      Years    Five Years    Five Years      Amount        Value
                                 ---------  ---------  ---------   --------  -----------  -------------  -----------  -----------
                                                                        (Dollars in thousands)
Interest-earning assets:
Securities (1):
      Investment
       securities (2)...........  $ 32,035   $ 33,321   $ 17,297    $10,036      $10,035       $ 35,535   $  138,259   $  138,041
      Mortgage-related
         securities.............     5,660      5,266      3,945      3,375        3,376         20,056       41,678       40,833
      Equity securities (3).....     8,206      1,700      1,700        150          150         44,980       56,886       56,886
                                  --------   --------   --------    -------      -------       --------   ----------   ----------
         Total securities.......    45,901     40,287     22,942     13,561       13,561        100,571      236,823      235,760
                                  --------   --------   --------    -------      -------       --------   ----------   ----------
   Loans........................   431,586    109,465     76,686     75,058       75,059        181,103      948,957      941,989
                                  --------   --------   --------    -------      -------       --------   ----------   ----------
      Total interest-
       earning assets...........  $477,487   $149,752   $ 99,628    $88,619      $88,620       $281,674   $1,185,780   $1,177,749
                                  ========   ========   ========    =======      =======       ========   ==========   ==========

Interest-bearing liabilities:
   Money market accounts........  $ 27,413   $ 20,560   $ 13,706    $ 6,853  $        --  $          --   $   68,532   $   68,532
   Savings accounts.............    22,366     22,366     22,366     22,365       22,365        111,828      223,656      223,656
   Mortgagors' escrow
       accounts.................     8,674         --         --         --           --             --        8,674        8,674
   NOW accounts.................    16,911     16,911     16,911     16,911       16,911         28,186      112,741      112,741
   Certificates of deposit......   343,157     36,359     31,012     19,826       19,827            166      450,347      451,238
   Advances from Federal
      Home Loan Bank............    54,000         --         --         --           --         30,000       84,000       82,054
   Short-term borrowed
      funds.....................    38,326     28,744     19,163      9,581           --             --       95,814       95,814
                                  --------   --------   --------    -------      -------       --------   ----------   ----------
      Total interest-
       bearing liabilities......  $510,847   $124,940   $103,158    $75,536      $59,103       $170,180   $1,043,764   $1,042,709
                                  ========   ========   ========    =======      =======       ========   ==========   ==========

   Interest-earning assets
    less interest-bearing
    liabilities.................  $(33,360) $ 24,812    $ (3,530) $ 13,083     $ 29,517       $  111,494   $142,016
   Cumulative interest-rate
      sensitivity gap...........   (33,360)   (8,548)    (12,078)    1,005       30,522          142,016
   Cumulative interest-rate
      gap as a percentage
      of total assets...........     (2.72)%   (0.70)%     (0.98)%    0.08%        2.49%           11.57%
   Cumulative interest-rate
      gap as a percentage of
      total interest-earning
      assets....................     (2.81)%   (0.72)%     (1.02)%    0.08%        2.57%           11.98%
   Cumulative interest-earning
      assets as a percentage
      of cumulative interest-
      bearing liabilities.......     93.47 %   98.66 %     98.37 %  100.12%      103.49%          113.61%
   Cumulative interest-
      earning assets............  $477,487  $627,239    $726,867  $815,486     $904,106       $1,185,780
   Cumulative interest-
      bearing liabilities.......  $510,847  $635,787    $738,945  $814,481     $873,584       $1,043,764

--------------------------
(1) Includes available for sale at market value and held to maturity at amortized cost.
(2) Includes Federal funds sold.
(3) Includes Federal Home Loan Bank stock.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure.
---------------------

  None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

  The following table presents information with respect to the directors and executive officers of the Company and Bank.

                                   Directors

                                                                                                Director    Term
Name                         Age (1)        Position(s) Held (2)                                Since(3)   Expires(4)
---------------------------  -------  -------------------------------------------------------  ----------  ---------
Thomas A. Bailey             69       Director and Chairman of the Board                            1974        2001
Richard P. Meduski           54       Director, President and Chief                                 1983        2001
                                      Executive Officer of the Company
                                      and Director, President and Treasurer of the Bank
A. Paul Berte                58       Director                                                      1993        2000
Timothy J. Devanney          47       Director                                                      1999        2002
M. Adler Dobkin              68       Director                                                      1976        2002
Sheila B. Flanagan           59       Director                                                      1987        2002
John D. LaBelle, Jr.         50       Director                                                      1991        2000
Michael B. Lynch (5)         60       Director                                                      1986        2001
Eric A. Marziali             41       Director                                                      1999        2002
Jon L. Norris                58       Director                                                      1996        2000
William D. O'Neill           61       Director                                                      1998        2002
Laurence P. Rubinow          55       Director                                                      1996        2000
John G. Sommers              44       Director                                                      1993        2001
Thomas E. Toomey             66       Director                                                      1981        2001
Gregory S. Wolff             48       Director                                                      1997        2000

                   Executive Officers Who Are Not Directors

Name                         Age (1)        Position(s) Held (2)
---------------------------  -------  -------------------------------------------------------
Charles L. Pike              56        First Executive Vice President
Douglas K. Anderson          49        Executive Vice President
Nicholas B. Mason            55        Senior Vice President and Chief Financial Officer
Roger A. Somerville          55        Senior Vice President of the Bank

---------------------------------
(1) As of December 31, 1999.
(2) Positions listed are for the Company and the Bank unless otherwise noted.
(3) Lists the date when the individual became a director for the Bank. All directors of the Company were appointed in 1999, the year of the Company's incorporation.
(4) Expiration date is the same for the Company and the Bank.
(5) Mr. Lynch passed away on February 15, 2000.

Biographical Information

     Below is certain information regarding the directors and executive officers of the Company and the Bank. Unless otherwise stated, each director and executive officer has held his or her current occupation for the last five years. There are no family relationships among or between the directors or executive officers except as set forth below.

     Thomas A. Bailey has served as the Chairman of the Board of the Bank since 1990. He is a retired attorney and formerly a partner in the law firm of Gilman & Marks, Hartford, Connecticut.

     Richard P. Meduski has served as the President and Treasurer of the Bank since 1988. He has served as the President and Chief Executive Officer of the Company since its formation.

     A. Paul Berte is a self-employed attorney in Manchester, Connecticut.

     Timothy J. Devanney is the President of Highland Park Market of Manchester and Highland Park Market of Glastonbury, and a Member of Highland Park Market of Farmington L.L.C., all three of which are retail grocery businesses. Mr. Devanney is related to Mr. Toomey by marriage to Mr. Toomey's niece.

     M. Adler Dobkin is Vice President of Rayco, Inc., a metal finishing facility. He was previously the President of the company.

     Sheila B. Flanagan is a retired attorney and acted as a consultant between 1996 and 1999. Before 1996, she served as in-house counsel to the Massachusetts Mutual Life Insurance Company.

     John D. LaBelle, Jr. is a principal with the law firm of LaBelle, LaBelle, Naab & Horvath P.C., Manchester, Connecticut.

     Eric A. Marziali has served as the President of United Abrasives, Inc. and SAIT Overseas Trading and Technical Corp., and Vice President of United Abrasives Canada, Inc., all related entities, which manufacture abrasive products, since 1982.

     Jon L. Norris is the co-owner and operator of Independent Insurance Center, Inc., a full-service insurance agency in which he is also a principal financial partner.

     William D. O'Neill is a consultant to and was the President of Fuss & O'Neill Inc. until June 1999. Fuss & O'Neill is a civil and environmental engineering firm with headquarters in Manchester, Connecticut and offices in the states of Massachusetts, Rhode Island and Vermont.

     Laurence P. Rubinow is the President and Chief Executive Officer of the law firm of Woodhouse, Rubinow & Macht, P.C., located in Manchester, Connecticut. Mr. Rubinow is the son of Eleanor S. Rubinow, a Director Emeritus.

     John G. Sommers is the President of Allied Printing Services Inc., a commercial printing company, located in Manchester, Connecticut.

     Thomas E. Toomey is the Executive Vice President of Marketing Specialists, Inc., a marketing firm. Until 1997, he was the President of Toomey DeLong Food Brokers, a wholesale grocer, which no longer operates. Mr. Toomey is related to Mr. Devanney by marriage of his niece to Mr. Devanney.

     Gregory S. Wolff is the Chairman of Wolff-Zackin & Associates Inc., an insurance agency located in Vernon, Connecticut.

Executive Officers Who Are Not Directors

     Charles L. Pike joined the Bank in 1983 and serves as the First Executive Vice President and Senior Loan Officer. Mr. Pike is also First Vice President of the Company.

     Douglas K. Anderson joined the Bank in 1987 and served full-time as Executive Vice President until 1995, at which time he changed his employment status to part-time in order to become President and Chief Executive Officer of Open Solutions, Inc., a computer software provider, located in Glastonbury, Connecticut and the Bank's primary computer software provider. In August 1999, Mr. Anderson resigned as President and Chief Executive Officer of Open Solutions and returned to full-time employment with the Bank. Mr. Anderson is now Executive Vice President of the Bank and the Company and a director of Open Solutions.

     Nicholas B. Mason joined the Bank in 1988 as Chief Financial Officer and Senior Vice President. In addition, he serves as a Secretary to the Hartford Mutual Investment Fund and a Director on the Board of Directors of Bankers' Bank Northeast.

     Roger A. Somerville joined the Bank in 1984 as a commercial loan officer. He has been Senior Vice President of Commercial Lending since 1988. In addition, Mr. Somerville is a director of The Greater Manchester Chamber of Commerce, Genesis Center, Inc., Community Health Resources, Inc., Hartford Economic Development Co., Greater Hartford Business Development Corp., and the Greater Manchester United Way.

Item 11.  Executive Compensation.
---------------------------------

Directors' Compensation

     Fees. Effective upon consummation of the Conversion, non-employee directors of the Bank each receive an annual retainer of $15,000, $750 for each board meeting attended and $200 for each committee meeting attended. Non-employee directors of the Company will receive an annual retainer of $15,000.

     Directors' Consultation Plan. The Bank has adopted a post-retirement consultation program for incumbent non-employee directors to ensure the continued availability of its retired directors as consultants to management because of their significant knowledge of and involvement in the Bank's operations. A director who retires at age 70 with at least 10 years of service will receive an annual benefit equal to 50% of the average cash board compensation (retainers and meeting fees) received by the director over the three years preceding retirement. The benefit increases by 5% for each additional year of service with a benefit equal to 100% of final average board compensation payable after 20 years of service. The benefit will be payable until the earlier to occur of the tenth anniversary of the director's retirement or the director's death. A director with at least 10 years of service may elect to retire before age 70 but after age 65 with a corresponding reduction in the benefit equal to 5% for each year the director's age is less than age 70. The plan provides that each married retired director is guaranteed at least five annual payments. If a retired director dies before the receipt of at least five annual payments, any remaining payments will be made to the retired director's surviving spouse to ensure that a minimum of five payments are made. The plan also provides that the surviving spouse of an active director with at least 10 years of service who dies before age 65 will receive a benefit payable for five years equal to 50% of the benefit the director would have been eligible to receive had the director attained age 70 before his death, and that the surviving spouse of an active director with at least 10 years of service who dies after attaining age 65 will receive a benefit payable for five years equal to 100% of what that director would have received. In the event of a change in control (as defined in the plan), each incumbent director will be deemed retired for purposes of the plan and will be eligible to receive a lump sum benefit equal to the present value of the normal retirement benefit with each director assumed to have at least 10 years of service. The Bank expects to accrue an additional $239,000 in 2000 with respect to its anticipated liability under the program.

Executive Compensation

     Compensation Committee Report on Executive Compensation. Under rules established by the Securities and Exchange Commission, the Company is required to provide certain data and information in regard to the compensation and benefits provided to the Company's Chief Executive Officer and the other executive officers of the Company. The disclosure requirements for these executive officers include the use of a report explaining the rationale and considerations that led to fundamental compensation decisions affecting those individuals. In fulfillment of this requirement, the Compensation Committee has prepared the following report for inclusion in this Annual Report. Since the Company has no employees other than Bank employees who perform services to the Company without additional compensation, the Company's Compensation Committee evaluates the performance of each named executive officer , including the Chief Executive Officer, and makes recommendations to the Board of Directors which reviews the recommendations and determines the compensation based on their report.

     Compensation Practices. The Company's executive compensation practices are intended to attract and retain qualified executives, to recognize and reward individual contributions and achievement and to offer a compensation package that is competitive in the financial industry and motivational to each individual executive. In furtherance of these objectives, the Company and the Bank maintain a compensation program for executive officers which consists of a base salary and a bonus. The salary levels are intended to be consistent and competitive with the practices of other comparable financial institutions and each executive's level of responsibility. In making its determinations, the Compensation Committee utilizes surveys of compensation paid to executive officers performing similar duties for depository institutions and their holding companies with particular focus on the level of compensation paid by institutions of comparable size and characteristics primarily in Connecticut. Salary increases are aimed at reflecting the overall performance of the Company and the performance of the individual executive officer.

     A Board awarded discretionary bonus is also provided to executive officers. Such bonuses are subject to limitations as a percentage of salary and budget constraints. In addition, the named executive officers participate in other benefit plans available to all employees including the 401(k) Plan.

     Compensation of the Chief Executive Officer. During the fiscal year ended December 31, 1999, Mr. Meduski's base salary was $294,000. In addition, he received a performance bonus of $110,000 and other compensation totalling $41,135 as set forth in the Summary Compensation Table appearing later in this Annual Report. This resulted in total compensation of $445,135. The Board of Directors believes that Mr. Meduski's compensation is appropriate based upon Mr. Meduski's performance in managing the Bank and the Bank's financial performance during the 1999 fiscal year.

                             Compensation Committee

                                John G. Sommers
                                 A. Paul Berte
                                M. Adler Dobkin
                               Sheila B. Flanagan
                                Gregory S. Wolff
                      Thomas A. Bailey (ex-officio member)

     Compensation Committee Interlocks and Insider Participation. No executive officer of the Company or the Bank serves or has served as a member of the Compensation Committee of another entity, one of whose executive officers serves on the Compensation Committee of the Company or the Bank. No executive officer of the Company or the Bank serves or has served as a director of another entity, one of whose executive officers serves on the Compensation Committee of the Company or the Bank.

     Summary Compensation Table. The following information sets forth cash compensation paid by the Bank as well as other compensation paid or accrued for services rendered in all capacities during the year ended December 31, 1999 to the Chief Executive Officer and to other officers of the Bank who received a salary and bonus of at least $100,000 ("Named Executives").

                                        Annual Compensation (1)
                                  ----------------------------------
                                                                         All Other
Name and Position                 Year (2)   Salary      Bonus (3)    Compensation (4)
--------------------------------  --------  --------  --------------  ---------------
Richard P. Meduski,                  1999   $294,000       $110,000           $41,135
 President and Treasurer

Charles L. Pike,                     1999    195,848         37,300             4,800
 First Executive Vice President

Douglas K. Anderson                  1999    160,000         15,200             2,199
   Executive Vice President

Roger A. Somerville,                 1999    124,833         27,500             4,339
 Senior Vice President

Nicholas B. Mason,                   1999    122,911         16,000             4,455
 Senior Vice President and
 Chief Financial Officer

---------------------------------
(1) Does not include the aggregate amount of perquisites and other personal benefits, which was less than $50,000 or 10% of the total annual salary and bonus reported.
(2) Compensation information for the years ended December 31, 1998 and 1997 has been omitted because the Company was neither a public company nor a subsidiary of a public company at that time.
(3) Represents board awarded discretionary cash bonus.
(4) Represents matching contributions under the Bank's 401(k) Plan in the amounts of $4,800, $4,800, $2,199, $4,339 and $4,455 for Messrs. Meduski,
    Pike, Anderson, Somerville and Mason, respectively. Also includes $36,335 paid to Mr. Meduski for premiums on an insurance policy.


     Employment Agreements. The Bank and the Company each have entered into employment agreements with Messrs. Meduski, Pike, Anderson, Mason and Somerville. The employment agreements are intended to ensure that the Bank and the Company will be able to maintain a stable and competent management base after the Conversion. The continued success of the Bank and the Company depends to a significant degree on the skills and competence of officers.

     The employment agreements provide for a three-year term. The term of the employment agreements may be extended on an annual basis unless written notice of non-renewal is given by the Board of Directors of the Company or the Bank. The employment agreements provide that each executive's base salary will be reviewed annually. In addition to the base salary, the employment agreements provide for, among other things, participation in stock benefits plans and other fringe benefits applicable to executive personnel. The employment agreements provide for termination by the Bank or the Company for cause, as defined in the employment agreements, at any time. If the Bank or the Company chooses to terminate an executive's employment for reasons other than for cause, or if an executive resigns from the Bank or the Company after a: (1) failure to re-elect the executive to his/her current offices; (2) material change in the executive's functions, duties or responsibilities; (3) relocation of the executive's principal place of employment by more than 35 miles; (4) reduction in the benefits and perquisites being provided to the executive in the employment agreement; (5) liquidation or dissolution of the Bank or the Company; or (6) breach of the employment agreement by the Bank or the Company, the executive or, if the executive dies, his/her beneficiary, would be entitled to receive an amount equal to the remaining base salary payments due to the executive for the remaining term of the employment agreement and the contributions that would have been made on the executive's behalf to any employee benefit plans of the Bank and the Company during the remaining term of the employment agreement. The Bank and the Company would also continue and/or pay for the executive's life, health, dental and disability coverage for the remaining term of the employment agreement. Upon termination of the executive for reasons other than a change in control, the executive must adhere to a one year non-competition restriction.

     Under the employment agreements, if voluntary or involuntary termination follows a change in control of the Bank or the Company, the executive or, if the executive dies, his/her beneficiary, would be entitled to a severance payment equal to the greater of: (1) the payments due for the remaining terms of the agreement; or (2) three times the average of the five preceding taxable years' annual compensation. The Bank and the Company would also continue the executive's life, health, dental and disability coverage for thirty-six months. Even though both the Bank and the Company employment agreements provide for a severance payment if a change in control occurs, the executive would only be entitled to receive a severance payment under one agreement. The executive would also be entitled to receive an additional tax indemnification payment if payments under the employment agreements or any other payments triggered liability under the Internal Revenue Code as an excise tax constituting "excess parachute payments." Under applicable law, the excise tax is triggered by change in control-related payments which equal or exceed three times the executive's average annual compensation over the five years preceding the change in control. The excise tax equals 20% of the amount of the payment in excess of one times the executive's average compensation over the preceding five-year period.

     Payments to the executive under the Bank's employment agreement will be guaranteed by the Company if payments or benefits are not paid by the Bank. Payment under the Company' employment agreement would be made by the Company. The employment agreements also provide that the Bank and the Company will indemnify the executive to the fullest extent legally allowable.

     In addition to the foregoing employment agreements, the Bank has entered into an employment agreement with Mr. Bailey in his capacity as Chairman of the Board of Directors of the Bank. The Chairman's employment agreement is in effect through 2000. The Chairman's base salary under the agreement is $90,000. In addition to those terms and conditions generally contained in the employment agreements as described above, Mr. Bailey's employment agreement also provides that upon the Chairman's retirement as an employee of the Bank, the Chairman will be retained as a consultant for a ten year period at his then current base salary.

Benefits

     Pension Plan. The Bank maintains a non-contributory pension plan for its employees. Generally, employees of the Bank begin participation in the pension plan once they reach age 21 and complete 1,000 hours of service in a consecutive 12-month period. A participant in the pension plan becomes vested in his or her accrued benefit under the pension plan upon the earlier of the: (i) attainment of the "normal retirement age" (as described in the pension plan) while employed at the Bank; or (ii) completion of five vesting years with the Bank. Participants are credited with vesting years for each plan year in which they complete at least 1,000 hours of service.

     A participant's accrued benefit under the pension plan is determined by multiplying 2% of the participant's annual compensation (defined as average annual compensation for the three consecutive calendar years that produce the highest average) by the number of years of service the participant has with the Bank up to thirty (30). However, pension benefits are reduced 1/15th for each of the first five years and 1/30th for each of the next five years, by which benefit commencement precedes normal retirement. Pension benefits are payable in equal monthly installments for life, or for married persons as a joint survivor annuity over the lives of the participant and spouse. If a participant dies while employed by the Bank, a death benefit will be payable to either his or her spouse or estate, or named beneficiary, equal to the entire amount of the participant's accrued benefit in the plan. If a participant is terminated from employment with a vested benefit and dies before starting to receive payments, the benefit will be payable on his or her behalf. Married participants in the pension plan may elect, with spousal consent where required by law, to receive their pension benefits in the form of a 50%, 75% or 100% joint and survivor annuity or a life only payment option.

     The following table indicates the annual retirement benefits that would be payable under the pension plan and the related supplemental executive retirement plan (see below) upon retirement at age 65 to a participant electing to receive his or her pension benefit in the standard form of benefit, assuming various specified levels of plan compensation and various specified years of credited service. Under the Internal Revenue Code, maximum annual benefits under the pension plan are limited to $130,000 per year and annual compensation for calculation purposes is limited to $160,000 per year for the 1999 calendar year.

                                        Years of Service
Average Annual      --------------------------------------------------------
 Compensation             5       10        15        20        25       30+
--------------      --------------------------------------------------------

      $ 25,000      $ 2,500  $ 5,000  $  7,500  $ 10,000  $ 12,500  $ 15,000
        50,000        5,000   10,000    15,000    20,000    25,000    30,000
        75,000        7,500   15,000    22,500    30,000    37,500    45,000
       100,000       10,000   20,000    30,000    40,000    50,000    60,000
       125,000       12,500   25,000    37,500    50,000    62,500    75,000
       150,000       15,000   30,000    45,000    60,000    75,000    90,000
       175,000       17,500   35,000    52,500    70,000    87,500   105,000
       200,000       20,000   40,000    60,000    80,000   100,000   120,000
       250,000       25,000   50,000    75,000   100,000   125,000   150,000
       300,000       30,000   60,000    90,000   120,000   150,000   180,000
       350,000       35,000   70,000   105,000   140,000   175,000   210,000


     At December 31, 1999, which is the date of the most recent pension plan statement, the pension plan's assets exceeded the benefit obligation by approximately $1.7 million. The pension plan benefits listed on the table above are not subject to a deduction for Social Security benefits or any other offset amount. As of January 1, 2000, Messrs. Meduski, Pike, Anderson, Somerville and Mason had 16, 16, 13, 15 and 11 years of service with the Bank, respectively, for purposes of the pension plan.

     Supplemental Executive Retirement Programs. The Bank maintains a non-tax-qualified supplemental executive retirement plan to provide key personnel with pension benefits that cannot be provided directly through the Bank's pension plan as result of Internal Revenue Code limitations on the benefits available through a tax-qualified plan. Benefits under the supplemental executive retirement plan are based on the same formula as the employee pension plan, but without regard to the limitations on the amount of salary that may be taken into account for benefits purposes under the pension plan or the level of benefits permitted under the pension plan. The benefits available under the supplemental executive retirement plan are reduced by the benefits actually payable under the pension plan. Supplemental executive retirement plan benefits are payable at the same times and in the same forms as benefits payable under the pension plan. At present, the only participants in the plan are Messrs. Meduski and Pike. At December 31, 1999, the plan's benefit liability was approximately $384,000.

     In addition to this supplemental executive retirement plan, the Bank also provides Mr. Meduski with an annual supplemental payment of $36,335 to cover the premiums on a life insurance policy in which Mr. Meduski is the sole owner. The cash value of the policy is intended to provide Mr. Meduski with an additional source of retirement income.

     The Bank has amended and restated the supplemental executive retirement plan to provide for similar supplemental benefits with respect to the 401(k) plan and the employee stock ownership plan, as well as benefits otherwise limited by other provisions of the Internal Revenue Code or the terms of the employee stock ownership plan loan (see below). Specifically, the amended and restated plan will provide benefits to eligible individuals (designated by the Board of Directors of the Bank or its affiliates) that cannot be provided under the 401(k) Plan and/or the employee stock ownership plan as a result of the limitations imposed by the Internal Revenue Code, but that would have been provided under the 401(k) Plan and/or the employee stock ownership plan but for such limitations. In addition to providing for benefits lost under tax-qualified plans as a result of limitations imposed by the Internal Revenue Code, the amended and restated plan will also provide supplemental benefits to designated individuals who retire, who are participants at the time of a change in control, or whose participation in the employee stock ownership plan ends due to termination of the employee stock ownership plan (regardless of whether the individual terminates employment) before the complete scheduled repayment of the employee stock ownership plan loan. Generally, if an eligible individual retires or a change in control of the Bank or the Company occurs before complete repayment of the employee stock ownership plan loan, the supplemental executive retirement plan will provide the individual with a benefit equal to what the individual would have received under the employee stock ownership plan had he remained employed throughout the term of the employee stock ownership plan or had the employee stock ownership plan not been terminated before the scheduled repayment of the employee stock ownership plan loan less the benefits actually provided under the employee stock ownership plan on behalf of such individual. An individual's benefits under the supplemental executive retirement plan will generally become payable upon the participant's retirement (in accordance with the standard retirement policies of the Bank), upon the change in control of the Bank or the Company or as determined under the applicable tax-qualified retirement plans sponsored by the Bank. The Board of Directors intends to designate Messrs. Meduski, Pike, Anderson and Bailey as participants in the supplemental executive retirement plan.

     The amended and restated supplemental executive retirement plan will also provide the Board of Directors with the opportunity to provide a retention incentive for key personnel in the form of enhanced early retirement benefits. Upon selection by the Board, a designated officer would be eligible to retire at age 60 with a retirement benefit equal to 60 percent of his final average compensation (base salary and cash bonus) less benefits payable under the Bank pension plan and the pension provisions of the supplemental executive retirement plan. However, no benefit would be payable under this provision in the event of the officer's termination of employment before age 60, other than in the event of the officer's death, disability or upon a change in control of the Bank or the Company. The plan further provides that a designated officer's spouse would receive a survivor's benefit equal to 50 percent of the benefit provided to the officer during his lifetime. It is anticipated that the Board will designate Mr. Meduski as a participant under this provision in order to ensure that his overall compensation reflects his significant role at the Bank and to provide an incentive for his continued employment. In connection with Mr. Meduski's designation, it is anticipated that the Bank will accrue compensation expense of approximately $297,000 over the next five years.

     The Bank currently maintains a grantor trust in connection with the supplemental executive retirement plan. The Bank has amended this trust agreement to include the amended and restated supplemental executive retirement plan. The assets of the grantor trust are subject to the claims of the Bank's general creditors in the event of the Bank's insolvency until paid to the individual according to the terms of the supplemental executive retirement plans.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

     The following table sets forth information as to those persons believed by management to be beneficial owners of more than 5% of the Company's outstanding shares of Common Stock or as disclosed in certain reports received to date regarding such ownership filed by such persons with the Company and the Securities and Exchange Commission, in accordance with Section 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Other than those persons listed below, the Company is not aware of any person, as such term is defined in the Exchange Act, who owns more than 5% of the Company's Common Stock as of the Record Date.

                   Name and Address                     Number          Percent
Title of Class    of Beneficial Owner                 of Shares         of Class
----------------  -------------------------------   ------------------  ----------
Common Stock..... The Savings Bank of Manchester    898,560(1)           8.0%
                  Employee Stock Ownership Plan
                  (the "ESOP")
                  923 Main Street
                  Manchester, CT  06040

Common Stock..... SBM Charitable Foundation, Inc.    832,000 (2)         7.4%
                  (the "Foundation")
                  923 Main Street
                  Manchester, CT  06040

_____________________________
(1) Shares of Common Stock were acquired by the ESOP in the Bank's Conversion. The ESOP Committee administers the ESOP. An independent trust company has been appointed as the corporate trustee for the ESOP ("ESOP Trustee"). The ESOP Trustee, subject to its fiduciary duty, must vote all allocated shares held in the ESOP in accordance with the instructions of the participants. As of March 15, 2000, no shares had been allocated under the ESOP. Under the ESOP, unallocated shares and allocated shares as to which voting instructions are not given by participants are to be voted by the ESOP Trustee in a manner calculated to most accurately reflect the instructions received from participants regarding the allocated stock so long as such vote is in accordance with the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").
(2) The Foundation was established and funded by the Company in connection with the Conversion with an amount of the Company's Common Stock equal to 8.0% of the total amount of Common Stock sold in the Conversion. The Foundation is a Delaware non-stock corporation and is dedicated to the promotion of charitable purposes within the communities in which the Bank operates. The Foundation is governed by a board of directors with 15 members, all of whom are directors or officers of the Company or the Bank. Pursuant to the terms of the contribution of Common Stock, as mandated by the Federal Deposit Insurance Corporation, all shares of Common Stock held by the Foundation must be voted in the same ratio as all other shares of the Company's Common Stock on all proposals considered by shareholders of the Company.

Security Ownership of Management

     The following table sets forth as of March 15, 2000, the number of shares of Common Stock that the directors and Named Executive Officers own and that all directors and executive officers own as group.

                                                        Number of    Percent of
Name                                   Title of Class   Shares (1)      Class
-------------------------------------  ----------------------------------------
Thomas A. Bailey                        Common Stock      10,000           *
Richard P. Meduski                      Common Stock      25,000           *
A. Paul Berte                           Common Stock         591           *
Timothy J. Devanney                     Common Stock       7,650(2)        *
M. Adler Dobkin                         Common Stock      10,000           *
Sheila B. Flanagan                      Common Stock      25,000           *
John D. LaBelle, Jr.                    Common Stock       6,000           *
Eric A. Marziali                        Common Stock      25,000           *
Jon L. Norris                           Common Stock       2,500           *
William D. O'Neill                      Common Stock      29,000(2)        *
Laurence P. Rubinow                     Common Stock      25,000           *
John G. Sommers                         Common Stock      25,000           *
Thomas E. Toomey                        Common Stock       1,000           *
Gregory S. Wolff                        Common Stock      20,000           *
Charles L. Pike                         Common Stock      25,000           *
Douglas K. Anderson                     Common Stock      26,640           *
Nicholas B. Mason                       Common Stock      11,997           *
Roger A. Somerville                     Common Stock      10,510           *

All Directors and Executive Officers    Common Stock     281,888(2)       2.51%
   as a Group (18 persons)

_____________________________
*Does not exceed 1.0% of the Company's voting securities.
(1) Each person effectively exercisable sole (or shares with spouse or other immediate family members) voting or dispositive powers as to shares reported.
(2) Includes 4,000 shares owned by the St. James School Foundation, Inc. Messrs. Devanney and O'Neill serve as trustees of the foundation and share voting control with others with respect to the shares owned by the foundation.

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

     Loans and Extensions of Credit. Federal regulations require that all loans or extensions of credit to executive officers and directors must generally be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, unless the loan or extension of credit is made under a benefit program generally available to all other employees and does not give preference to any insider over any other employee, and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of the Bank's capital and surplus, up to a maximum of $500,000, must be approved in advance by a majority of the disinterested members of the Board of Directors.

     Except for loans made to employees under the terms of Savings Bank of Manchester's Employee Mortgage Rate, the Bank currently makes loans to its executive officers and directors on the same terms and conditions offered to the general public. The Bank's policy provides that all loans made by the Bank to its executive officers and directors be made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. The aggregate amount of loans by the Bank to its executive officers and directors was approximately $15.8 million at December 31, 1999, all of which were performing according to their original terms at December 31, 1999.

     Other Transactions. Mr. Anderson, the Bank's Executive Vice President, is a director of the Board and a significant shareholder of Open Solutions, Inc., the Bank's computer software provider. For the years ended December 31, 1999 and 1998, the Bank paid fees to Open Solutions of $333,000 and $156,000, respectively.

     In addition, the Bank uses the services of the law firms of LaBelle, LaBelle, Naab & Horvath, P.C. and Woodhouse, Rubinow & Macht, P.C. Messrs. LaBelle and Rubinow, directors of the Company and the Bank, are partners of each of their respective firms. Both law firms are used for a variety of legal work in the ordinary course of the Bank's business. Total payments by the Bank to Mr. LaBelle's law firm totalled $230 for the year ended December 31, 1999 and there were no fees paid to Mr. LaBelle's law firm for the year ended December 31, 1998. Total payments by the Bank to Mr. Rubinow's law firm totalled $38,000 and $39,000 for the years ended December 31, 1999 and 1998, respectively.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                 CONNECTICUT BANKSHARES, M.H.C. AND SUBSIDIARY
                 ---------------------------------------------


                                                                                                     Page
                                                                                                     ----
Report of Independent Public Accountants..........................................................    F-2

Consolidated Statements of Condition as of December 31, 1999 and 1998.............................    F-3

Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997........    F-4

Consolidated Statements of Changes in Capital for the Years Ended December 31, 1999,
  1998 and 1997...................................................................................    F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997........    F-6

Notes to Consolidated Financial Statements........................................................    F-7




               All schedules, except those set forth above, are
                  omitted as the required information either
                    is not applicable or is included in the
              Consolidated Financial Statements or related Notes.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

To the Board of Directors of

         Connecticut Bankshares, M.H.C.:

We have audited the accompanying consolidated statements of condition of Connecticut Bankshares, M.H.C. (a Connecticut mutual holding company) and its subsidiary, The Savings Bank of Manchester (collectively, the Bank), as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in capital and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Connecticut Bankshares, M.H.C. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



Hartford, Connecticut
January 21, 2000, except for
  Note 14 as to which the date
  is March 1, 2000

                 CONNECTICUT BANKSHARES, M.H.C. AND SUBSIDIARY
                 ---------------------------------------------

                     CONSOLIDATED STATEMENTS OF CONDITION
                     ------------------------------------

                       AS OF DECEMBER 31, 1999 AND 1998
                       --------------------------------
                                (In Thousands)

                       ASSETS                            1999        1998
                      --------                         -------     -------

Cash and cash equivalents...........................  $   26,678  $   45,048
Securities available for sale (cost of
  $165,802 at December 31, 1999 and
  $153,346 at December 31, 1998)....................     181,854     168,151
Securities held to maturity (market value of
  $44,998 at December 31, 1999 and $53,054 at
  December 31, 1998)................................      46,060      52,597
Loans held for sale.................................          38         121
Loans, net..........................................     938,340     806,787
Federal Home Loan Bank stock, at cost...............       5,909       5,909
Premises and equipment, net.........................      14,436      15,621
Accrued interest receivable.........................       6,900       6,435
Other real estate owned.............................         604       1,759
Excess of purchase price over fair value on
  branch acquisitions...............................       2,398       2,830
Other assets........................................       4,581       3,029
                                                      ----------  ----------
                     Total assets...................  $1,227,798  $1,108,287
                                                      ==========  ==========


         LIABILITIES AND CAPITAL
       ---------------------------

Deposits............................................  $  906,591  $  855,117
Short-term borrowed funds...........................      95,814      79,545
Mortgagors' escrow accounts.........................       8,674       7,627
Advances from Federal Home Loan Bank................      84,000      45,000
Current and deferred income taxes...................         509       1,019
Other liabilities...................................       8,987       7,172
                                                      ----------  ----------
                     Total liabilities..............   1,104,575     995,480
                                                      ----------  ----------

Commitments and contingencies (Notes 8, 11
  and 14)

Capital:
  Surplus...........................................      14,957      14,957
  Undivided profits.................................      97,351      88,597
  Accumulated other comprehensive income............      10,915       9,253
                                                      ----------  ----------
                     Total capital..................     123,223     112,807
                                                      ----------  ----------
                     Total liabilities and capital..  $1,227,798  $1,108,287
                                                      ==========  ==========


                The accompanying notes are an integral part of
                   these consolidated financial statements.

                 CONNECTICUT BANKSHARES, M.H.C. AND SUBSIDIARY
                 ---------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
             ----------------------------------------------------
                                (In Thousands)



                                                     1999      1998     1997
                                                   --------  --------  -------

Interest income on loans.........................  $66,425   $64,511   $63,314
Interest and dividends on investment securities..   12,409    12,347    10,617
                                                   -------   -------   -------
   Total interest and dividend income............   78,834    76,858    73,931
                                                   -------   -------   -------

Interest and dividend expense:
 Dividends on deposits...........................   33,758    34,893    34,880
 Interest on borrowings..........................    3,616     2,307       976
                                                   -------   -------   -------
   Total interest and dividend expense...........   37,374    37,200    35,856
                                                   -------   -------   -------

Net interest income..............................   41,460    39,658    38,075
Provision for loan losses........................    1,100     1,200     1,200
                                                   -------   -------   -------
Net interest income after provision for loan
 losses..........................................   40,360    38,458    36,875
                                                   -------   -------   -------

Noninterest income:
 Service charges and fees........................    5,866     5,448     5,120
 Gains on sales of securities, net...............    1,372     2,621     4,007
 Gains on mortgage loan sales....................      551     2,415       410
 Other...........................................    1,617     1,676     1,930
                                                   -------   -------   -------
   Total noninterest income......................    9,406    12,160    11,467
                                                   -------   -------   -------

Noninterest expense:
 Salaries........................................   15,195    14,091    12,582
 Pension and other employee benefits.............    4,297     3,959     3,293
 Occupancy, net..................................    3,232     3,162     2,929
 Fees and services...............................    3,790     3,215     2,922
 Furniture and equipment.........................    2,962     2,852     2,271
 Marketing.......................................    1,784     1,664     1,400
 Foreclosed real estate expense..................      277       385       903
 Net (gains) losses on sales of other real
  estate owned...................................      (64)     (324)      404
 Securities contributed to Savings Bank of
  Manchester Foundation, Inc.....................        -     3,000         -
 Other operating expenses........................    5,113     5,088     4,852
                                                   -------   -------   -------
   Total noninterest expense.....................   36,586    37,092    31,556
                                                   -------   -------   -------

 Income before provision for income taxes........   13,180    13,526    16,786
 Provision for income taxes......................    4,426     4,208     6,584
                                                   -------   -------   -------
 Net income......................................  $ 8,754   $ 9,318   $10,202
                                                   =======   =======   =======

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                 CONNECTICUT BANKSHARES, M.H.C. AND SUBSIDIARY
                 ---------------------------------------------

                 CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
                 ---------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------
                                 (In Thousands)


                                                      Accumulated
                                                         Other
                                          Undivided  Comprehensive
                                Surplus    Profits      Income       Total
                                --------  ---------  -------------  --------

BALANCE, December 31, 1996..... $15,061     $68,973        $ 4,501  $ 88,535
                                -------     -------  -------------  --------

  Comprehensive income:
    Net income.................       -      10,202              -    10,202
    Change in unrealized
      gain on securities
      available for sale,
      net of taxes.............       -           -          2,454     2,454
                                -------     -------  -------------  --------
  Total comprehensive income...       -      10,202          2,454    12,656
                                -------     -------  -------------  --------

  Transfers, net...............    (104)        104              -         -
                                -------     -------  -------------  --------
BALANCE, December 31, 1997.....  14,957      79,279          6,955   101,191
                                -------     -------  -------------  --------

  Comprehensive income:
    Net income.................       -       9,318              -     9,318
    Change in unrealized
      gain on securities
      available for sale,
      net of taxes.............       -           -          2,298     2,298
                                -------     -------  -------------  --------
  Total comprehensive income...       -       9,318          2,298    11,616
                                -------     -------  -------------  --------

BALANCE, December 31, 1998.....  14,957      88,597          9,253   112,807
                                -------     -------  -------------  --------

  Comprehensive income:
    Net income.................       -       8,754              -     8,754
    Change in unrealized
      gain on securities
      available for sale,
      net of taxes.............       -           -          1,662     1,662
                                -------     -------  -------------  --------
  Total comprehensive income...       -       8,754          1,662    10,416
                                -------     -------  -------------  --------

  Transfers, net...............       -           -              -         -
                                -------     -------  -------------  --------

BALANCE, December 31, 1999..... $14,957     $97,351        $10,915  $123,223
                                =======     =======  =============  ========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                 CONNECTICUT BANKSHARES, M.H.C. AND SUBSIDIARY
                 ---------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
             ----------------------------------------------------
                                (In Thousands)

                                                                             1999        1998       1997
                                                                          ----------  ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................................        $   8,754   $   9,318   $ 10,202
  Adjustments:
    Provision for loan losses.....................................            1,100       1,200      1,200
    Depreciation..................................................            2,658       2,295      1,645
    Provision for loss on other real estate owned.................              214         385        903
    Deferred income tax provision (benefit).......................               61         495       (199)
    Amortization/accretion -
      Premium on deposits.........................................              432         407        407
      Premium on loans and bonds..................................              654         538        725
    Net (gains) losses on sales of other real
      estate owned................................................              (64)       (324)       404
    Gains on sale of securities, net..............................           (1,372)     (2,621)    (4,007)
    Net gains on mortgage loan sales..............................             (551)     (2,415)      (410)
    Changes in operating assets and liabilities -
      Accrued interest receivable.................................             (465)        289       (442)
      Other assets................................................           (1,552)     (1,007)    (1,663)
      Other liabilities...........................................            1,815         807        914
                                                                           --------    --------    -------
               Net cash provided by operating
                 activities.......................................           11,684       9,367      9,679
                                                                           --------    --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations and purchases, net of
    repayments....................................................         (151,915)   (103,303)   (83,211)
  Proceeds from sales of loans....................................           19,197      94,332     12,139
  Proceeds from maturities of held to maturity
    securities....................................................            3,535       3,500      9,375
  Proceeds from maturities of available for
    sale securities...............................................           21,778       5,000     18,815
  Proceeds from sales of available for sale
    securities....................................................           19,081      20,753     66,119
  Purchases of held to maturity securities........................           (6,876)    (17,304)   (12,040)
  Purchases of available for sale securities......................          (57,153)    (61,694)   (89,583)
  Proceeds from principal payments of
    mortgage-backed securities....................................           13,249      16,510     12,643
  Proceeds from sales of other real estate owned..................            1,481       3,503      3,530
  Purchases of premises and equipment.............................           (1,372)     (3,192)    (5,263)
                                                                           --------    --------    -------
               Net cash used in investing activities..............         (138,995)    (41,895)   (67,476)
                                                                           --------    --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in savings, money market, NOW and
    demand deposits...............................................           47,266      57,077     16,033
  Net increase (decrease) in certificates of
    deposit.......................................................            4,208     (29,627)    18,801
  Net increase in short-term borrowed funds.......................           16,269         379     19,918
  Increase (decrease) in mortgagors' escrow
    accounts......................................................            2,198          87       (145)
  Increase (decrease) in advances from Federal
    Home Loan Bank................................................           39,000      35,000     (5,000)
                                                                           --------    --------    -------
               Net cash provided by financing
                 activities.......................................          108,941      62,916     49,607
                                                                           --------    --------    -------
               Net (decrease) increase in cash and
                 cash equivalents.................................          (18,370)     30,388     (8,190)

CASH AND CASH EQUIVALENTS, beginning of year......................           45,048      14,660     22,850
                                                                           --------    --------   --------
CASH AND CASH EQUIVALENTS, end of year............................         $ 26,678    $ 45,048   $ 14,660
                                                                           ========    ========   ========
SUPPLEMENTAL INFORMATION:
  Cash paid for -
    Interest and dividends........................................        $  37,312   $  37,214   $ 33,101
    Income taxes..................................................            4,522       5,025      6,550
  Non-cash transactions -
    Transfers from loans to other real estate.....................              324       1,164      3,878
      owned

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                 CONNECTICUT BANKSHARES, M.H.C. AND SUBSIDIARY
                 ---------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                       DECEMBER 31, 1999, 1998 AND 1997
                       --------------------------------

1.   Organization and Significant Accounting Policies:
     ------------------------------------------------

     Organization -
     ------------

     The accompanying consolidated financial statements include the accounts of Connecticut Bankshares, M.H.C. (Connecticut Bankshares or the MHC) and its wholly-owned subsidiary, The Savings Bank of Manchester (SBM), and its wholly-owned subsidiaries, SBM, Ltd. and 923 Main, Inc. (collectively, the
     Bank). Savings Bank of Manchester Mortgage Company, Inc. (SBM Mortgage), a passive investment company for Connecticut income tax purposes, was established in January 1999 to service and hold loans secured by real property. SBM Mortgage is included in the consolidated financial statements as of December 31, 1999 and for the year then ended. All material intercompany balances and transactions have been eliminated in consolidation.

     The Bank with its main office located in Manchester, Connecticut operates through twenty-three branches located primarily in eastern Connecticut. The Bank's primary source of income is interest received on loans to customers, which include small and middle market businesses and individuals residing within the Bank's service area. As discussed in Note 14, the Bank adopted a Plan of Conversion pursuant to which in March 2000 Connecticut Bankshares merged into the Bank, with the Bank being the surviving corporation, and the Bank continuing as a state-chartered stock bank.

     In 1998, the Bank contributed securities with a fair market value of approximately $3 million to the newly formed Savings Bank of Manchester Foundation, Inc. (the Foundation), a not-for-profit organization. The Foundation was formed to provide charitable contributions for the surrounding community. In connection with the contribution, the Bank realized a gain of approximately $2.3 million on the transfer of securities.

     Use of estimates in the preparation of financial statements -
     -----------------------------------------------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management's estimates and assumptions. A material estimate that is particularly susceptible to changes in the near term relates to the determination of the allowance for loan losses (see Note 4).

     Cash flows -
     ----------

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

     Investment and mortgage-backed securities -
     -----------------------------------------

     Investments are classified into one of three categories and accounted for as follows:


              Category                          Accounting Treatment
              --------                          --------------------
       Trading, representing debt,          Reported at fair value, with
       equity and mortgage-backed           unrealized gains and losses
       securities which are held for        included in noninterest income
       resale in the near term

       Held to maturity, representing       Reported at amortized cost
       debt and mortgage-backed
       securities for which the Bank
       has the positive intent and
       ability to hold to maturity

       Available for sale,                  Reported at fair value, with
       representing debt, equity and        unrealized gains and losses, net
       mortgage-backed securities           of tax, reported as a separate
       not classified as trading            component of accumulated other
       or held to maturity                  comprehensive income


     Any security that experiences a decline in value that management believes is other than temporary is reduced to its net realizable value by a charge to noninterest income. Realized gains and losses from the sale of investments are recorded on the trade date by specific identification of the security sold.

     Loans held for sale -
     -------------------

     Loans held for sale are valued at the lower of acquisition cost (less principal payments received) or estimated market value. Market is determined by reference to outstanding commitments from investors calculated on an individual loan basis. Net unrealized losses are recognized in a valuation allowance established by charges to noninterest income.

     Loans -
     -----

     Loans are stated at their principal amounts outstanding net of unearned income. Interest on loans is recorded as income based on rates applied to principal amounts outstanding. Some installment and commercial loans are made on a discounted basis, and the unearned discount is recorded in income by use of a method that approximates the effective interest method. In determining income recognition on loans, generally no interest is recognized with respect to loans on which a default of interest or principal has occurred for a period of ninety days or more and collection of any portion of the loan is considered to be doubtful, or for a lesser period if circumstances indicate collection of any portion of the loan is doubtful.

     Loan origination fees and certain direct loan origination costs are capitalized, and the net fee or cost is recognized in interest income using the effective interest method over the contractual life of the loans. When loans are prepaid, sold or participated out, the unamortized portion of deferred fees and related origination costs are recognized as income at that time. As of December 31, 1999 and 1998, net deferred loan fees were approximately $1,519,000 and $1,021,000, respectively.

     The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance for loan losses when management believes the collectibility of principal is unlikely. The allowance represents an amount which, in management's judgment, will be adequate to absorb losses on existing loans that may become uncollectible. Management's judgment in determining the adequacy of the allowance is based on the evaluation of individual performing and impaired loans, risk characteristics of the loan portfolios, assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past and current loan loss experience and other relevant factors.

     The Bank has identified certain loans as impaired based upon management's belief it is probable that the borrower will be unable to pay all principal and interest amounts in accordance with the loan agreement's contractual terms. The Bank is required to account for the time value of money when determining the adequacy of the Bank's allowance for loan losses for certain impaired loans.

     Certain impaired loans are required to be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment also may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal.

     Premises and equipment -
     ----------------------

     Depreciation of premises and equipment and amortization of leasehold improvements are computed using the straight-line basis over the estimated useful lives of the assets (5-39 years) or in the case of leasehold improvements, the lease term if shorter.

     Excess of purchase price over fair value on branch acquisitions -
     ---------------------------------------------------------------

     In 1997, the Bank acquired certain assets of a branch in West Hartford, Connecticut. The premium of $250,000, for lease rights acquired, is being amortized over the remaining term of the lease (10 years) using the straight-line method.

     In 1995, the Bank acquired certain fixed assets and assumed certain deposit liabilities of two branches in Storrs and Enfield, Connecticut. In consideration of the assumption of approximately $47,408,000 of deposit liabilities, the Bank received approximately $42,392,000 in cash and $1,553,000 in other assets. The resultant core deposit premium intangible of approximately $4,062,000 is being amortized over 10 years using the straight-line method.

     Other real estate owned -
     -----------------------

     Other real estate owned, comprised of real estate acquired through foreclosure or acceptance of a deed in lieu of foreclosure, is carried at the lower of cost or fair market value, net of estimated costs to sell. Property is transferred to other real estate owned at the lower of cost or fair market value, with any excess over cost charged to the allowance for loan losses. Any further decline in value based on subsequent changes to estimated fair market value or any loss upon ultimate disposition of the property is charged to other real estate owned expenses.

     Mortgage servicing rights -
     -------------------------

     The Bank applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights," which requires that the cost of mortgage servicing rights to be amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

     Effective January 1, 1997, the Bank adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 (an amendment of FASB Statement No. 125)"), which supersedes SFAS No. 122 and establishes standards to account for transfers and servicing of financial assets and extinguishment of liabilities. The standards are based on consistent application of a financial-components approach that focuses on control.

     Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The adoption of this statement had no effect on the Bank's consolidated financial condition or results of operations.

     When participating interests in loans sold have an average contractual interest rate, adjusted for normal servicing fees, that differs from the agreed yield to the purchaser, gains or losses are recognized equal to the present value of such differential over the estimated remaining life of such loans. The resulting "excess servicing receivable" or "deferred servicing revenue" is amortized over the estimated life using a method approximating the effective interest method.

     Quoted market prices are not available for the excess servicing receivables. Thus, the excess servicing receivables and the amortization thereon periodically are evaluated in relation to estimated future servicing revenues, taking into consideration changes in interest rates, current prepayment rates and expected future cash flows. The Bank evaluates the carrying value of the excess servicing receivables by estimating the future servicing income of the excess servicing receivables based on management's best estimate of remaining loan lives and discounted at the original discount rate.

     Short-term borrowed funds -
     -------------------------

     Short-term borrowings are comprised of uninsured accounts which are secured by investment securities.

     Income taxes -
     ------------

     Items of income and expense recognized in different time periods for financial reporting purposes and for purposes of computing income taxes currently payable (temporary differences) give rise to deferred income taxes which are reflected in the financial statements. A deferred tax liability or asset is recognized for the estimated future tax effects, based upon enacted law, attributed to temporary differences. If applicable, the deferred tax asset is reduced by the amount of any tax benefits that, based on available evidence, are not likely to be realized.

     Related party transactions -
     --------------------------

     Directors and officers of the Bank and their associates have been customers of, and have had transactions with the Bank, and management expects that such persons will continue to have such transactions in the future. All deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not directors or officers and, in the opinion of management, the transactions did not involve more than normal risks of collectibility, favored treatment or terms, or present other unfavorable features (see Note 4 for further details regarding related party transactions).

     Comprehensive income -
     --------------------

     SFAS No. 130, "Reporting Comprehensive Income" establishes standards for separately reporting comprehensive income and its components. Components of comprehensive income represent changes in equity resulting from transactions and other events and circumstances from non-owner sources. Comprehensive income for the years ended December 31, 1999, 1998 and 1997 is as follows (in thousands):


                                          1999      1998      1997
                                        --------  --------  --------
Net income............................. $ 8,754   $ 9,318   $10,202
 Unrealized gains on securities:
  Change in unrealized holding gains
   arising during the period...........   3,034     4,919     6,461
  Less: reclassification adjustment
    for gains included in net
    income.............................  (1,372)   (2,621)   (4,007)
                                        -------   -------   -------
  Comprehensive income................. $10,416   $11,616   $12,656
                                        =======   =======   =======

     Segment information -
     -------------------

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires public companies to report certain financial information about significant revenue-producing segments of the business for which such information is available and utilized by the chief operating decision-maker. Specific information to be reported for individual operating segments includes a measure of profit and loss, certain revenue and expense items and total assets. As a community-oriented financial institution, substantially all of the Bank's operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community-banking operations, which constitutes that Bank's only operating segment for financial reporting purposes under SFAS No. 131.

     New accounting standards -
     ------------------------

     Effective January 1, 1999 the Bank adopted SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of SFAS No. 65." This statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities shall classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The adoption did not have any effect on the Bank's consolidated financial condition or results of operations.

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of income and requires that an entity formally document, designate and assess the effectiveness of transactions that receive hedge accounting. This statement was amended by SFAS No. 137, "Accounting for Derivatives and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." As a result, SFAS No. 133 will be effective in 2001 for the Bank. The Bank plans to early adopt this statement on January 1, 2000. The adoption is not expected to have a material effect on the Bank's consolidated financial position or results of operations. In connection with the adoption, the Bank plans to reclassify all held to maturity investments as available for sale as allowed by SFAS No. 133.

     Reclassifications -
     -----------------

     Certain prior year amounts have been reclassified to conform to the current year presentation.


2.   Regulatory Matters:
     ------------------

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the banking regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum capital ratios (set forth in the table below) of Tier I leverage capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier I and total capital (as defined) to risk weighted assets (as defined). To be considered adequately capitalized (as defined) under the regulatory framework from Prompt Corrective Action, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risk-based ratios as set forth in the table.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) categorizes banks based on capital levels and triggers certain mandatory and discretionary supervisory responses for institutions that fall below certain capital levels. A bank generally is categorized as "well capitalized" if it maintains a leverage capital ratio of at least 5%, a Tier I risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%, and it is not subject to a written agreement, order or capital directive.

     As of December 31, 1999 and 1998, management believes that the Bank met all capital adequacy requirements to which it is subject. As of the most recent notification from the Federal Deposit Insurance Corporation, the Bank was categorized as well capitalized under the regulatory framework for Prompt Corrective Action, and the highest capital category, as defined in the FDICIA regulations. Management believes that there are no events or conditions which have occurred subsequent to the notification that would change its category.

     Actual capital amounts and ratios for the Bank, which are substantially the same as the amounts and ratios for SBM, were (dollars in thousands):

                                                                      To Be Well Capitalized Under
                                            Capital Adequacy            Prompt Corrective Action
                                 ------------------------------------  --------------------------
                                     Required            Actual                 Required
                                   Amount (Ratio)     Amount (Ratio)          Amount (Ratio)
                                 -----------------  -----------------  --------------------------
    December 31, 1999:
    Tier I Capital
      (to Total
      Average Assets)........   $48,189  (4.0%)   $109,652   (9.1%)     $60,236         (5.0%)
    Tier I Capital
      (to Risk
      Weighted Assets).......    34,463  (4.0%)    109,652  (12.7%)      51,694         (6.0%)
    Total Capital (to
      Risk Weighted
      Assets)................    68,925  (8.0%)    120,269  (14.0%)      86,157        (10.0%)

    December 31, 1998:
    Tier I Capital
      (to Total
      Average Assets)........   $43,320  (4.0%)   $100,719   (9.3%)     $54,150         (5.0%)
    Tier I Capital
      (to Risk
      Weighted Assets).......    31,974  (4.0%)    100,719  (12.6%)      47,961         (6.0%)
    Total Capital (to
      Risk Weighted
      Assets)................    57,951  (8.0%)    110,689  (13.9%)      72,438        (10.0%)

3.   Investment Securities:
     ---------------------

     As of December 31, 1999 and 1998, the amortized cost and market value of investment securities were (in thousands):

                                               Gross        Gross
                                  Amortized  Unrealized  Unrealized    Market
                                    Cost       Gains       Losses      Value
                                  ---------  ----------  -----------  --------
      December 31, 1999
      -----------------

    Available for Sale:

    U.S. Government and
      agency obligations........   $ 82,486     $    13     $(1,171)  $ 81,328
    Corporate securities........     33,870           6        (531)    33,345
    Marketable equity
      securities................     32,273      19,428      (1,156)    50,545
    Mortgage-backed
      securities................     16,741         128        (665)    16,204
    Other equity securities.....        432           -           -        432
                                   --------     -------     -------   --------
         Total..................   $165,802     $19,575     $(3,523)  $181,854
                                   ========     =======     =======   ========

                                               Gross        Gross
                                  Amortized  Unrealized  Unrealized    Market
                                    Cost       Gains       Losses      Value
                                  ---------  ----------  -----------  --------
    Held to Maturity:

    U.S. Government and
      agency obligations........   $      -     $     -     $     -   $      -
    Other securities............      3,105           -        (155)     2,950
    Asset-backed securities.....     17,481         191        (254)    17,418
    Mortgage-backed
      securities................     25,474          20        (864)    24,630
                                   --------     -------     -------   --------
         Total..................   $ 46,060     $   211     $(1,273)  $ 44,998
                                   ========     =======     =======   ========

             December 31, 1998
            ------------------

    Available for Sale:

    U.S. Government and
      agency obligations........   $ 70,563     $ 1,164     $   (24)  $ 71,703
    Corporate securities........     40,128         348         (56)    40,420
    Marketable equity
      securities................     29,427      13,625        (279)    42,773
    Mortgage-backed
      securities................     12,832         279        (252)    12,859
    Other equity securities.....        396           -           -        396
                                   --------     -------     -------   --------
         Total..................   $153,346     $15,416     $  (611)  $168,151
                                   ========     =======     =======   ========

    Held to Maturity:

    U.S. Government and
      agency obligations........   $  3,506     $    18     $     -   $  3,524
    Other securities............      3,145         102          (1)     3,246
    Asset-backed securities.....     23,204         339        (157)    23,386
    Mortgage-backed
      securities................     22,742         226         (70)    22,898
                                   --------     -------     -------   --------
         Total..................   $ 52,597     $   685     $  (228)  $ 53,054
                                   ========     =======     =======   ========


     As of December 31, 1999, the amortized cost and market values of debt securities, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                Held to Maturity          Available for Sale
                               ------------------     ----------------------------
                               Amortized  Market      Amortized        Market
                                 Cost      Value        Cost           Value
                               ---------  -------     ---------     -----------
December 31, 1999
-----------------

    Due in one year or less....  $    10  $    10       $ 26,069       $ 25,987
    Due after one year
      through five years.......    7,706    7,807         60,901         59,781
    Due after five years
      through ten years........      655      619         29,386         28,905
    Due after ten years........   12,215   11,932              -              -
                                 -------  -------       --------       --------

    Mortgage-backed
      securities...............   25,474   24,630         16,741         16,204
                                 -------  -------       --------       --------
         Total.................  $46,060  $44,998       $133,097       $130,877
                                 =======  =======       ========       ========

     For the years ended December 31, 1999 and 1998, proceeds from the sales of available for sale securities were approximately $19,081,000 and $20,753,000, respectively. Gross gains of approximately $1,922,000 and $3,980,000, respectively, and gross losses of approximately $550,000 and $1,359,000, respectively, were realized on those sales for the years ended December 31, 1999 and 1998.

     As of December 31, 1999 and 1998, investment securities with a book value of approximately $103,627,000 and $107,358,000 were pledged as security for short-term borrowed funds, U.S. Treasury tax and loan payments and municipal deposits held by the Bank, respectively.


4.   Loans:
     -----

     As of December 31, 1999 and 1998, the Bank's residential mortgage loan portfolio was entirely secured by one- to four-family homes, located primarily in central and eastern Connecticut. The commercial mortgage loan portfolio was secured primarily by multi-family, commercial and manufacturing properties located in Connecticut and surrounding states. A variety of different assets, including business assets, rental income properties, and manufacturing and commercial properties, secured a majority of the commercial loans. The composition of the Bank's loan portfolio as of December 31, 1999 and 1998 is as follows (in thousands):

                                           1999       1998
                                         ---------  ---------
     Residential mortgages.............. $549,950   $464,623
     Commercial real estate mortgages...  190,885    167,577
     Commercial business loans..........  134,550    114,650
     Installment loans..................   73,572     70,522
                                         --------   --------
     Total loans........................  948,957    817,372
     Less - Allowance for loan losses...  (10,617)   (10,585)
                                         --------   --------
          Total loans, net.............. $938,340   $806,787
                                         ========   ========

     The Bank services certain loans that it has sold without recourse to third parties. The aggregate amount of loans serviced for others approximated $210,158,000, $218,660,000 and $152,768,000 as of December 31, 1999, 1998
     and 1997, respectively. Income from servicing loans for others was approximately $576,000, $503,000 and $402,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Mortgage servicing rights of approximately $2,550,000, $2,480,000 and $783,000 were capitalized as of December 31, 1999, 1998 and 1997, respectively. Amortization of mortgage servicing rights was approximately $425,000, $276,000 and $54,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     As of December 31, 1999 and 1998, loans to related parties totaled approximately $15,800,000 and $16,200,000, respectively. Related parties include directors and officers of the Bank, their respective affiliates in which they have a controlling interest and their immediate family members. For the years ended December 31, 1999 and 1998, all loans to related parties were performing.

     Allowance for loan losses -
     -------------------------

     The allowance for loan losses is maintained at a level determined by management to be the best estimate of losses incurred in the loan portfolio. The allowance is increased or decreased by provisions or credits charged to operations, which represent an estimate of losses that occurred during the period and a correction of estimates of losses recorded in prior periods. Confirmed losses, net of recoveries, are charged directly to the allowance and the loans are written down.

     The determination of the adequacy of loan losses by management is based on an assessment of risk elements in the portfolio, identified factors affecting specific loans and available information about the current economic environment in which the Bank and its borrowers operates. Management reviews overall portfolio quality through an analysis of current levels and trends in chargeoffs, delinquency and nonaccruing loan data and the credit risk profile of each component of the portfolio.

     The allowance for loan losses consists of a formula allowance for various loan portfolio classifications and a valuation allowance for loans identified as impaired, if necessary. The allowance is an estimate, and ultimate losses may vary from current estimates. Changes in the estimate are recorded in the results of operations in the period in which they become known, along with provisions for estimated losses incurred during that period.

     A loan is considered to be impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans, as defined, may be measured based on the present value of expected future cash flows, discounted at the loan's original effective interest rate or on the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. When the measurement of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

     For the years ended December 31, 1999, 1998 and 1997, an analysis of the allowance for loan losses is (in thousands):

                                      1999      1998     1997
                                    --------  --------  -------
     Balance, beginning of period... $10,585   $ 9,945   $9,131
     Provision for loan losses......   1,100     1,200    1,200
     Loans charged off..............  (1,360)   (1,087)    (946)
     Recoveries.....................     292       527      560
                                     -------   -------   ------
     Balance, end of period......... $10,617   $10,585   $9,945
                                     =======   =======   ======


5.   Nonperforming Assets:
     --------------------

     Nonperforming assets include loans for which the Bank does not accrue interest ("nonaccrual loans"), loans 90 days past due and still accruing interest and other real estate owned. Nonaccrual loans and loans 90 days past due and still accruing interest represent the Bank's impaired loans. For the years ended December 31, 1999, 1998 and 1997, the average recorded investment in impaired loans was approximately $6,417,000, $2,200,000 and $5,000,000, respectively. As of December 31, 1999 and 1998, nonperforming assets were (in thousands):

                                         1999     1998
                                        -------  ------
     Nonaccrual loans.................  $11,130  $  784
     Loans 90 days past due and
       accruing interest..............      355     740
     Other real estate owned..........      604   1,759
                                        -------  ------
          Total nonperforming assets..  $12,089  $3,283
                                        =======  ======

     For the years ended December 31, 1999, 1998 and 1997, had interest income been accrued on nonaccrual loans at contractual rates, interest income would have increased by approximately $635,000, $136,000 and $337,000, respectively. For the years ended December 31, 1999, 1998 and 1997, interest income on impaired loans of approximately $125,000, $80,000 and $32,000, respectively, was recognized. As of years ended December 31, 1999, 1998 and 1997, no significant additional funds were committed to customers whose loans were nonperforming.

     As of December 31, 1999 and 1998, the Bank had impaired loans of approximately $11,485,000 and $1,524,000, respectively, for which no valuation allowance was required. For the year ended December 31, 1999, $700,000 was charged off on nonaccrual loans. For the years ended December 31, 1998 and 1997, no chargeoffs occurred on impaired loans.

     The increase in the nonperforming asset balance as of December 31, 1999 as compared to December 31, 1998 relates to two relationships which were placed on nonaccrual status during 1999. One commercial real estate loan for $4.3 million and four commercial real estate loans to one borrower aggregating $6.0 million went on nonaccrual status in April 1999 and September 1999, respectively.

6.   Deposits:
     --------

     As of December 31, 1999 and 1998, deposits consisted of (in thousands):


                                              1999      1998
                                            --------  --------

    Certificates of Deposit:
      One to twelve-month certificates....  $210,597  $127,195
      One to five year certificates.......   179,261   261,973
      Time certificates in denominations
       of $100,000 or more................    60,489    56,971
                                            --------  --------
                                             450,347   446,139
                                            --------  --------

    Savings accounts......................   223,656   220,653
    Money market accounts.................    68,532    38,387
    NOW accounts..........................   112,741   110,841
    Demand deposits.......................    51,315    39,097
                                            --------  --------
       Total deposits.....................  $906,591  $855,117
                                            ========  ========

    For the years ended December 31, 1999, 1998 and 1997, interest expense on time deposits in denominations greater than $100,000 was approximately $2,587,000, $2,921,000 and $3,022,000, respectively.


7.  Advances from Federal Home Loan Bank and Short-Term Borrowed Funds:
    ------------------------------------------------------------------

    As of December 31, 1999 and 1998, the Bank had the following borrowings from Federal Home Loan Bank of Boston (FHLB) (in thousands):

        Interest
          Rate         Maturity Date      1999     1998
        --------       -------------      ----     ----
          8.96%     August 23, 1999      $     -  $ 2,000
          8.91%     September 7, 1999          -    1,000
          8.76%     September 20, 1999         -    2,000
          5.83%     March 23, 2000        44,000        -
          5.76%     April 5, 2000         10,000        -
          6.05%     May 2, 2005           30,000   30,000
          4.99%     January 8, 2008 (1)        -   10,000
                                         -------   ------
             Total advances from Federal
               Home Loan Bank            $84,000  $45,000
                                         =======  =======

    (1) Advance was callable quarterly and was called during 1999.

    The Bank's FHLB stock collateralizes these advances. In addition, mortgage loans and otherwise unencumbered investment securities qualified as collateral available to the FHLB were pledged to secure these advances, unused credit lines and letters of credit issued by the FHLB.

    The Bank maintains a line of credit of $34,000,000 with the FHLB which accrues interest at variable rates determined by the FHLB on a daily basis. Amounts drawn against the line of credit are due within one day of withdrawal, however, such amounts are automatically renewed provided that the Bank has sufficient cash balances deposited with the FHLB. Borrowings under the line of credit are secured by U.S. Government treasury and/or agency bonds. There were no outstanding borrowings on the FHLB line of credit at December 31, 1999 or 1998. The Bank also maintains a $15,000,000 line of credit with a correspondent bank. No amounts were outstanding on the correspondent line as of December 31, 1999 or 1998.

    Short-term borrowed funds represents commercial transactional repurchase accounts (business checking accounts which are not Federal Deposit Insurance Corporation insured).


8.  Pension Plans:
    -------------

    The Bank has a non-contributory defined benefit pension plan (the Plan) covering substantially all employees. The benefits are based on years of service and average compensation, as defined in the Plan. The Bank's funding policy is to contribute annually the maximum amount allowed by federal tax regulations.

    The following table sets forth change in benefit obligation, change in plan assets and the funded status of the Bank's pension plan for the years ended December 31, 1999 and 1998. The table also provides a reconciliation of the plan's funded status and the amounts recognized in the Bank's consolidated statements of condition (in thousands):

                                                  1999      1998
                                                --------  --------
    Change in benefit obligation:
      Benefit obligation, beginning of
        year................................... $18,082   $13,275
      Service cost.............................   1,416       989
      Interest cost............................   1,161       980
      Actuarial (gain) loss....................  (2,376)    3,251
      Benefits paid............................    (448)     (413)
                                                -------   -------
    Benefit obligation, end of year............  17,835    18,082
                                                -------   -------
    Change in plan assets:
      Fair value of plan assets,
        beginning of year......................  17,163    16,747
      Actual return on plan assets.............   2,811       715
      Employer contribution....................       -       114
      Benefits paid............................    (448)     (413)
                                                -------   -------
      Fair value of plan assets, end of year...  19,526    17,163
                                                -------   -------
    Funded status..............................   1,691      (919)
    Unrecognized transition asset..............    (271)     (348)
    Unrecognized prior service cost............     107       115
    Unrecognized contributions.................      97         -
    Unrecognized net actuarial gain............  (5,538)   (1,648)
                                                -------   -------
            Net prepaid recognized............. $(3,914)  $(2,800)
                                                =======   =======

    The components of net periodic pension cost for the years ended December 31, 1999, 1998 and 1997 were as follows (in thousands):

                                           1999         1998          1997
                                       -----------  ------------  ------------
Service cost........................     $ 1,416      $   989         $   785
Interest cost.......................       1,161          980             844
Expected return on
  plan assets.......................      (1,297)      (1,119)         (1,001)
Amortization and
  deferral..........................         (69)         (69)            (69)
                                         -------      -------         -------
Net periodic pension
  cost..............................     $ 1,211      $   781         $   559
                                         =======      =======         =======

    Significant actuarial assumptions used in determining the actuarial present value of the projected benefit obligation and the net periodic pension cost were as follows:


                                             1999   1998   1997
                                             -----  -----  -----
       Discount rate.......................   7.5%   6.5%   7.5%
       Rate of increase in compensation
         levels............................   4.5    4.5    4.5
       Long-term rate of return on assets..   8.5    8.0    8.0


    The Bank has entered into deferred compensation agreements with certain officers providing for benefits after retirement. The liabilities under these agreements are being accrued over the officers' remaining periods of employment so that, on the date of retirement, the then-present value of the benefits will have been accrued. As of December 31, 1999 and 1998, approximately $384,000 and $276,000, respectively, had been accrued under these agreements.

    In addition to providing pension benefits, the Bank provides certain health care benefits for retired employees (the Health Care Plan). Only employees retiring before January 1, 1989 are eligible for these benefits, provided they attain age 55 while working for the Bank. In addition, all employees who have attained age 55 and have ten years of vested service are covered under the Health Care Plan until age 65. Effective January 1, 1993, the Bank began to accrue for the estimated costs of these benefits through charges to expense during the years that the employees earn these benefits.

    The following table reconciles the Health Care Plan's funded status to the accrued postretirement cost as of December 31, 1999 and 1998 (in thousands):

                                              1999     1998
                                             -------  -------
    Accumulated postretirement benefit
      obligation:
        Retirees............................ $  454   $  490
        Other fully eligible participants...    137       94
        Other active participants...........    403      384
                                             ------   ------
                                                994      968
    Unrecognized actuarial gain.............    576      588
    Unrecognized prior service cost.........   (168)    (181)
                                             ------   ------
    Prepaid postretirement cost............. $1,402   $1,375
                                             ======   ======

    For the years ended December 31, 1999, 1998 and 1997, net postretirement health care cost included the following components (in thousands):

                                  1999    1998    1997
                                 ------  ------  ------
    Service cost...............  $  64   $  39   $  34
    Interest cost..............     61      75      71
    Amortization and deferral..    (17)     (9)    (15)
                                 -----   -----   -----
                                 $ 108   $ 105   $  90
                                 =====   =====   =====

    Significant actuarial assumptions used in determining the actuarial present value of the projected benefit obligation and the net postretirement health care cost are as follows:

                                1999   1998   1997
                                -----  -----  -----
    Discount rate..............  7.5%   6.5%   7.5%
    Rate of increase in
      compensation levels......  4.0    4.0    4.0

    The health care cost trend rate used to measure the accumulated postretirement benefit obligation is 7% as of December 31, 1999. Increasing the health care cost trend rate by 1% would increase the accumulated postretirement benefit cost by approximately $70,000, and the net postretirement benefit cost by approximately $11,000, (pretax) annually as of December 31, 1999.


9. Income Taxes:
   ------------

    For the years ended December 31, 1999, 1998 and 1997, the provision (benefit) for income taxes consisted of the following (in thousands):

                                                    1999    1998    1997
                                                   ------  ------  -------
        Current tax provision:
          Federal................................  $4,365  $3,156  $5,766
          State..................................       -     557   1,017
                                                   ------  ------  ------
                     Total current...............   4,365   3,713   6,783
                                                   ------  ------  ------

        Deferred tax provision (benefit):
          Federal................................      61     421    (169)
          State..................................       -      74     (30)
                                                   ------  ------  ------
                     Total deferred..............      61     495    (199)
                                                   ------  ------  ------
                     Total provision for income
                       taxes.....................  $4,426  $4,208  $6,584
                                                   ======  ======  ======

    As of December 31, 1999 and 1998, the components of the net deferred income tax liability included in current and deferred income taxes in the accompanying consolidated statements of condition were (in thousands):

                                            1999      1998
                                          --------  --------
       Total deferred tax assets......... $ 6,688   $ 7,541
       Total deferred tax liabilities....  (7,852)   (7,949)
       Total state valuation allowance...       -      (704)
                                          -------   -------
           Net deferred tax liability.... $(1,164)  $(1,112)
                                          =======   =======

    The deferred tax assets are primarily the result of financial accruals not currently deductible for tax return purposes and the allowance for loan losses reflected as a current expense for financial reporting purposes and a future charge-off for tax return purposes. The deferred tax liabilities are primarily attributed to accelerated depreciation on premises and equipment for tax return purposes and unrealized gains in the securities available for sale portfolio.

    Effective for taxable years commencing after December 31, 1998, financial service companies are permitted to establish in the State of Connecticut a passive investment company (PIC) to hold and manage loans secured by real property. Income earned by the PIC is exempt from Connecticut corporation business tax and dividends received by the financial service company from the PIC are not taxable. In 1999, the Bank established a PIC, as a wholly-owned subsidiary, and transferred a portion of its real estate mortgage portfolio from the Bank to the PIC. During 1999, the deferred state tax assets that the valuation allowance was established for were written off upon the transfer to the PIC and the valuation allowance was eliminated. Prior to 1999, all state deferred tax assets were reserved for due to uncertainty of realization.

    For the years ended December 31, 1999, 1998 and 1997, the provision for income taxes differed from the amount computed by applying the statutory federal income tax rate (35%) to income before provision for income taxes for the following reasons (in thousands):

                                                    1999     1998     1997
                                                   -------  -------  -------
            Tax provision at statutory rate......  $4,613   $4,734   $5,875
            Increase (decrease) in tax
              resulting from:
                State income taxes, net of
                  federal tax benefit............       -      817    1,037
                Gain on contribution of
                  securities to Savings Bank of
                  Manchester Foundation, Inc.....       -     (921)       -
                Dividends received deduction.....    (245)    (409)    (409)
                Reduction in state tax rate......       -        -       65
                Change in valuation allowance....       -     (420)     (63)
                Other, net.......................      58      407       79
                                                   ------   ------   ------
                                                   $4,426   $4,208   $6,584
                                                   ======   ======   ======

    As of December 31, 1999, the Bank's allowance for loan losses for federal income tax return purposes was approximately $10,350,000. If any portion of this allowance is used for purposes other than to absorb loan losses and write-downs of other real estate owned, such amounts will become subject to income tax at the then current tax rate. Management does not anticipate that capital will be used in such a way so as to require the payment of taxes on taxable income resulting from the recapture of the tax allowance. As a result, in accordance with SFAS No. 109, no provision for such tax has been recorded in the accompanying consolidated financial statements.


10. Selected Quarterly Consolidated Financial Information (unaudited):
    -----------------------------------------------------------------

    The following table presents quarterly consolidated financial information for the Bank for 1999 and 1998 (in thousands):

                                                   1999                              1998
                                    ----------------------------------  ---------------------------------
                                    Fourth    Third   Second    First   Fourth    Third   Second    First
                                    Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter
                                    -------  -------  -------  -------  -------  -------  -------  -------
         Interest and dividend
           income.................  $20,720  $19,931  $19,153  $19,030  $19,140  $18,699  $19,771  $19,248
         Interest and dividend
           expense................   10,216    9,465    8,972    8,721    9,373    9,379    9,362    9,086
                                    -------  -------  -------  -------  -------  -------  -------  -------

         Net interest income......   10,504   10,466   10,181   10,309    9,767    9,320   10,409   10,162
         Provision for loan
           losses.................      150      650      150      150      300      300      300      300
                                    -------  -------  -------  -------  -------  -------  -------  -------

         Net interest income
           after provision for
           loan losses............   10,354    9,816   10,031   10,159    9,467    9,020   10,109    9,862
         Noninterest income.......    3,536    1,350    2,088    2,432    1,752    2,972    4,936    2,500

         Noninterest expense......   10,072    9,377    9,386    7,751    9,020    8,329   11,725    8,018
                                    -------  -------  -------  -------  -------  -------  -------  -------

         Income before provision
           for income taxes.......    3,818    1,789    2,733    4,840    2,199    3,663    3,320    4,344

         Provision for income
           taxes..................    1,430      573      874    1,549      697    1,135    1,025    1,351
                                    -------  -------  -------  -------  -------  -------  -------  -------
         Net income...............  $ 2,388  $ 1,216  $ 1,859  $ 3,291  $ 1,502  $ 2,528  $ 2,295  $ 2,993
                                    =======  =======  =======  =======  =======  =======  =======  =======


11. Commitments and Contingencies:
    -----------------------------

    Cash and due from banks withdrawal and usage reserve requirements -
    -----------------------------------------------------------------

    The Bank is required to maintain reserves against its transaction accounts and non-personal time deposits. As of December 31, 1999 and 1998, cash and due from banks withdrawal/usage reserve requirements of approximately $11,060,000 and $5,600,000, respectively, existed as a result of Federal Reserve requirements to maintain certain average balances.

    Lease commitments -
    -----------------

    The Bank leases certain of its premises and equipment under lease agreements which expire at various dates through June 2010. The Bank has the option to renew certain of the leases at fair rental values. Rental expense was approximately $1,132,000, $1,120,000 and $1,136,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

    As of December 31, 1999, minimum rental commitments under noncancellable operating leases were (in thousands):


               Year
              ------

              2000................................  $  883
              2001................................     768
              2002................................     767
              2003................................     735
              2004................................     664
              Thereafter..........................   3,307
                                                    ------
                                                    $7,124
                                                    ======


    Loan commitments and letters of credit -
    --------------------------------------

    The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments included commitments to extend credit of approximately $155,180,000 and $153,725,000 as of December 31, 1999 and 1998, respectively, and standby letters of credit of approximately $6,216,000 and $6,556,000 as of December 31, 1999 and 1998, respectively.

    These consolidated financial instruments involve, to varying degrees, elements of credit and interest rate risk. The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for existing loans. Management believes that the Bank controls the credit risk of these financial instruments through credit approvals, lending limits, monitoring procedures and the receipt of collateral when deemed necessary.

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bank management evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but may include income producing commercial properties, accounts receivable, inventory and property, plant and equipment.

    Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in existing loan facilities to customers. The Bank holds real estate and marketable securities as collateral supporting those commitments for which collateral is deemed necessary.

    Interest Rate Cap Agreement -
    ---------------------------

    At December 31, 1999, Savings Bank of Manchester was a party to one interest rate cap agreement with a notional principal amount of $25 million. Under the terms of the cap agreement, Savings Bank of Manchester paid a premium totalling $123,000 which is included in other assets and being amortized over three years which is the term of the agreement. Amortization for the year ended December 31, 1999 totalled $38,000 and is recorded as an interest expense on advances. The agreement provides that, if the London Interbank Offered Rate exceeds 7%, Savings Bank of Manchester receives cash payments on a quarterly basis. There were no cash payments due at December 31, 1999.


12. Parent Company Financial Information:
    ------------------------------------

    Connecticut Bankshares, M.H.C. has conducted no activities other than board of director meetings for the period from inception to December 31, 1999.

    Summarized information relative to the statements of condition as of December 31, 1999 and 1998 and statements of operations and cash flows for the years ended December 31, 1999, 1998 and 1997 of Connecticut Bankshares, M.H.C. (parent company only) are presented as follows (in thousands):

                                                                  1999           1998
                                                                 ------        --------
Statements of Condition

  Assets:
     Cash.................................................     $     50          $     50
     Investment in banking subsidiaries...................      123,173           112,757
                                                               --------          --------
            Total assets..................................     $123,223          $112,807
                                                               ========          ========

   Liabilities and stockholder's investment:
     Stockholder's investment.............................     $123,223          $112,807
                                                               --------          --------
            Total liabilities and
              stockholder's investment....................     $123,223          $112,807
                                                               ========          ========

Statements of Operations                                           1999    1998      1997
                                                               --------  ------  --------

   Undistributed equity in earnings
     of subsidiary........................................     $  8,754  $9,318  $ 10,202
                                                               --------  ------  --------
             Net income...................................     $  8,754  $9,318  $ 10,202
                                                               ========  ======  ========

   Statements of Cash Flows                     1999      1998      1997
                                              --------  --------  ---------
   Cash Flows from Operating Activities:
     Net income.............................  $ 8,754   $ 9,318   $ 10,202
     Adjustments:
       Undistributed equity in earnings of
         subsidiary.........................   (8,754)   (9,318)   (10,202)
                                              -------   -------   --------
            Net cash provided by operating
              activities....................        -         -          -
                                              -------   -------   --------

   Net increase in cash.....................        -         -          -
   Cash, beginning of year..................       50        50         50
                                              -------   -------   --------
   Cash, end of year........................  $    50   $    50   $     50
                                              =======   =======   ========

   The Bank has paid no dividends to the parent company for the years ended December 31, 1999, 1998 and 1997.


13. Disclosures about Fair Values of Financial Instruments:
    ------------------------------------------------------

    SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires entities to disclose the estimated fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated statements of condition, for which it is practicable to estimate fair value.

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

    Cash and due from banks and accrued interest receivable -
    -------------------------------------------------------

    The carrying amount is a reasonable estimate of fair value.

    Securities -
    ----------

    For marketable equity securities and other securities held for investment purposes, fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

    Loans held for sale -
    -------------------

    The fair value of residential mortgage loans held for sale is estimated using quoted market prices provided by government agencies.

    Loans -
    -----

    The fair value of the net loan portfolio is estimated by discounting the loans' future cash flows using the prevailing interest rates as of yearend at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

    The book and fair values of unrecognized commitments to extend credit and standby letters of credit were not significant as of December 31, 1999 and 1998.

    Deposits -
    --------

    The fair value of savings, NOW, demand and certain money market deposits is the amount payable on demand as of yearend. The fair value of certificates of deposit is estimated by discounting the future cash flows using the rates offered for deposits of similar remaining maturities as of yearend.

    Advances from Federal Home Loan Bank -
    ------------------------------------

    The fair value of the advances is based on the estimated costs to prepay the debt (prior to maturity) as of yearend.

    Values not determined -
    ---------------------

    SFAS No. 107 excludes certain financial, as well as non-financial, instruments from its disclosure requirements, including premises and equipment, the intangible value of the Bank's portfolio of loans serviced (both for itself and for others) and related servicing network, and the intangible value inherent in the Bank's deposit relationships (i.e., core deposits), among other assets and liabilities. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

    As of December 31, 1999 and 1998, the estimated fair values and recorded book balances of the Bank's financial instruments were (in thousands):

                                        1999              1998
                                 -----------------  ------------------
                                 Recorded            Recorded
                                   Book      Fair      Book      Fair
                                 Balance    Value    Balance    Value
                                 --------  --------  --------  --------
Assets:

Cash and cash equivalents......  $ 26,678  $ 26,678  $ 45,048  $ 45,048
Securities available for sale..   181,854   181,854   168,151   168,151
Securities held to maturity....    46,060    44,998    52,597    53,054
Loans held for sale............        38        38       121       122
Loans, net.....................   938,340   931,372   806,787   822,418
Federal Home Loan Bank stock...     5,909     5,909     5,909     5,909
Accrued interest receivable....     6,900     6,900     6,435     6,435

Liabilities:

Deposits -
  Savings......................   223,656   223,656   220,653   220,653
  Money market.................    68,532    68,532    38,387    38,387
  Certificates of deposit......   450,347   451,238   446,139   449,360
  NOW..........................   112,741   112,741   110,841   110,841
  Demand.......................    51,315    51,315    39,097    39,097
Short-term borrowed funds......    95,814    95,814    79,545    79,545
Mortgagors' escrow accounts....     8,674     8,674     7,627     7,637
Advances from Federal Home
  Loan Bank....................    84,000    82,054    45,000    44,504

    At December 31, 1999, the Bank had an interest rate cap with a notional value of $25,000,000 and a book asset value of $85,000 representing the unamortized portion of the premium paid for the caps, which is included in other assets in the accompanying consolidated statements of condition. The interest rate cap had an estimated market value of $143,000 at December 31, 1999.

14. Conversion of MHC to Stock Form of Ownership:
    --------------------------------------------

    On August 30, 1999, the Boards of Directors of the MHC and the Bank adopted a Plan of Conversion and, on October 6, 1999 and October 26, 1999, unanimously amended the Plan of Conversion (as amended, the Plan), pursuant to which on March 1, 2000 the Bank reorganized from the mutual holding company form to the stock holding company form, and formed Connecticut Bancshares, Inc. (the Company). All of the outstanding common stock of the Bank was sold to the Company which issued and sold its stock pursuant to the Plan. The net proceeds were $99.7 million, after expenses of approximately $4.3 million. The Bank had approximately $884,000 of deferred conversion costs as of December 31, 1999 which are included in other assets in the accompanying consolidated statement of condition as of December 31, 1999. All of the stock of the Company sold in the conversion was offered to eligible account holders, employee benefit plans of the Bank and certain other eligible subscribers in subscription and direct community offerings pursuant to subscription rights in order of priority as set forth in the Plan. Additionally, the Bank established an Employee Stock Ownership Plan ("ESOP") for the benefit of eligible employees, which became effective upon the conversion. The ESOP borrowed $9,305,202 from the Company to fund the purchase in the open market of 898,560 shares, or 8%, of the common stock issued. The Bank expects to make annual contributions adequate to fund the repayment of any indebtedness of the ESOP.

    The Plan provided for the establishment of an additional charitable foundation (the "New Foundation") in connection with the conversion. The New Foundation was funded with a contribution of 832,000 common shares, or 8%, of common stock sold in the conversion. This contribution will result in the recognition of an expense of $8,320,000 in March 2000, related to the fair value of the shares contributed. The New Foundation will be dedicated to charitable purposes within the Bank's local community, including community development activities.

    Effective upon the conversion, the Company entered into employment and change in control agreements with certain executives. The agreements include, among other things, provisions for minimum annual compensation and certain lump-sum severance payments in the event of a "change in control."

    The deposit accounts of the Bank's depositors will continue to be insured by the FDIC and were not affected by the conversion. In accordance with the Plan, upon the completion of the conversion, the Bank established a special "liquidation account" for the benefit of eligible account holders and in an amount equal to the equity capital of the Bank less any subordinated debt approved as bona fide capital of the Bank, as of the date of its latest statement of condition contained in the final prospectus used in connection with the conversion. Eligible account holders continuing to maintain deposit accounts at the Bank are entitled, on a complete liquidation of the Bank after the conversion, to an interest in the liquidation account prior to any payment to the stockholders of the Bank. The Bank's surplus is substantially restricted with respect to payment of dividends to stockholders due to the liquidation account. The liquidation account will terminate on the tenth anniversary of the consummation date of the conversion.

    Subsequent to the offering, the Company and the Bank may not declare or pay dividends on, nor repurchase any of its shares of common stock, if the effect thereof would cause stockholders' equity to be reduced below either the balance required for the liquidation account or applicable regulatory capital maintenance requirements, or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

CONFORMED
                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Connecticut Bancshares, Inc.

By:  /s/ Richard P. Meduski
     ---------------------------                                March 30, 2000
     Richard P. Meduski
     President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Name                         Title                              Date
   ----                         -----                              ----

/s/ Richard P. Meduski          President, Chief Executive      March 30, 2000
----------------------          Officer and Director
Richard P. Meduski              (principal executive officer)



/s/ Nicholas B. Mason           Senior Vice President and
-----------------------         Chief Financial Officer         March 30, 2000
Nicholas B. Mason               (principal accounting and
                                financial officer)


/s/ Thomas A. Bailey            Director and Chairman           March 30, 2000
-----------------------         of the Board
Thomas A. Bailey


/s/ A. Paul Berte               Director                        March 30, 2000
-----------------------
A. Paul Berte


/s/ Timothy J. Devanney         Director                        March 30, 2000
-----------------------
Timothy J. Devanney


/s/ M. Adler Dobkin             Director                         March 30, 2000
-------------------------
M. Adler Dobkin


/s/ Sheila B. Flanagan          Director                         March 30, 2000
-------------------------
Sheila B. Flanagan


/s/ John D. LaBelle, Jr.        Director                         March 30, 2000
-------------------------
John D. LaBelle, Jr.


/s/ Eric A. Marziali            Director                         March 30, 2000
-------------------------
Eric A. Marziali

/s/ Jon L. Norris                 Director                       March 30, 2000
-------------------------
Jon L. Norris


/s/ William D. O'Neill            Director                       March 30, 2000
-------------------------
William D. O'Neill


/s/ Laurence P. Rubinow           Director                       March 30, 2000
------------------------
Laurence P. Rubinow


/s/ John G. Sommers               Director                       March 30, 2000
------------------------
John G. Sommers


/s/ Thomas E. Toomey              Director                       March 30, 2000
------------------------
Thomas E. Toomey


/s/ Gregory S. Wolff              Director                       March 30, 2000
------------------------
Gregory S. Wolff