Form 10-Q
period 2000-03-31
CONNECTICUT BANCSHARES INC/DE
filed 2000-05-15
CIK 1097882

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                        Commission File Number 0-28389


                         CONNECTICUT BANCSHARES, INC.
-------------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)

           Delaware                                           06-1564613
-------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


923 Main Street, Manchester, Connecticut                         06040
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


                                (860) 646-1700
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
-------------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if
                          changes since last report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [  ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the Issuer had 11,232,000 shares of common stock, par value $0.01 per share, outstanding as of May 8, 2000.

CONNECTICUT BANCSHARES, INC.
FORM 10-Q

INDEX

                                                                         Page
                                                                         ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

      Condensed Consolidated Statements of Condition as of
      March 31, 2000 and December 31, 1999 (unaudited).................    2

      Condensed Consolidated Statements of Operations for the Three
      Months Ended March 31, 2000 and 1999 (unaudited).................    3

      Condensed Consolidated Statements of Changes in Stockholders'
       Equity for the Three Months Ended March 31, 2000 (unaudited)....    4

      Condensed Consolidated Statements of Cash Flows for the
      Three Months Ended March 31, 2000 and 1999 (unaudited)...........    5

      Notes to Condensed Consolidated Financial Statements
       (unaudited).....................................................    6

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................    9

Item 3. Quantitative and Qualitative Disclosures About Market Risk.....   18

PART II: OTHER INFORMATION

Item 1. Legal Proceedings..............................................   19
Item 2. Changes in Securities and Use of Proceeds......................   19
Item 3. Defaults Upon Senior Securities................................   19
Item 4. Submission of Matters to a Vote of Security Holders............   19
Item 5. Other Information..............................................   19
Item 6. Exhibits and Reports on Form 8-K...............................   20

SIGNATURE..............................................................   21

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------


CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Condition
(Dollars in thousands)

                                                                      March 31,    December 31,
ASSETS                                                                  2000           1999
                                                                      ---------    ------------
                                                                             (unaudited)
Cash and cash equivalents                                            $  158,990     $   26,678
Securities available for sale (cost of $159,732 at March 31, 2000
  and $165,802 at December 31, 1999)                                    179,791        181,854
Securities held to maturity (market value of $44,998
  at December 31, 1999)                                                       -         46,060
Loans held for sale                                                          35             38
Loans, net                                                              967,205        938,340
Federal Home Loan Bank stock, at cost                                     6,654          5,909
Premises and equipment, net                                              14,253         14,436
Accrued interest receivable                                               6,424          6,900
Other real estate owned                                                     283            604
Excess of purchase price over fair value on
 branch acquisitions                                                      2,291          2,398
Other assets                                                              4,180          4,581
                                                                     ----------     ----------

    Total assets                                                     $1,340,106     $1,227,798
                                                                     ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                             $  905,679     $  906,591
Short-term borrowed funds                                               116,308         95,814
Mortgagors' escrow accounts                                               6,481          8,674
Advances from Federal Home Loan Bank                                     84,000         84,000
Current and deferred income taxes                                            40            509
Other liabilities                                                         7,590          8,987
                                                                     ----------     ----------

    Total liabilities                                                 1,120,098      1,104,575
                                                                     ----------     ----------

Commitments and contingencies (Note 3)

Stockholders' equity:
 Common stock ($.01 par value; 45,000,000 authorized shares;
   11,232,000 shares issued and outstanding at March 31, 2000)              112              -
 Additional paid-in capital                                             108,022              -
 Retained earnings                                                      107,940        112,308
 ESOP unearned compensation                                              (9,305)             -
 Accumulated other comprehensive income                                  13,239         10,915
                                                                     ----------     ----------

    Total stockholders' equity                                          220,008        123,223
                                                                     ----------     ----------

    Total liabilities and stockholders' equity                       $1,340,106     $1,227,798
                                                                     ==========     ==========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(In thousands)

                                                                Three Months Ended
                                                              -----------------------
                                                              March 31,     March 31,
                                                                2000          1999
                                                              ---------     ---------
                                                                     (unaudited)

Interest and dividend income:
 Interest income on loans                                     $17,961        $15,911
 Interest and dividends on investment securities                3,784          3,119
                                                              -------        -------

    Total interest and dividend income                         21,745         19,030
                                                              -------        -------

Interest and dividend expense:
 Dividends on deposits                                          9,039          8,021
 Interest on borrowings                                         1,312            700
                                                              -------        -------

    Total interest and dividend expense                        10,351          8,721
                                                              -------        -------

Net interest income                                            11,394         10,309
Provision for loan losses                                         225            150
                                                              -------        -------

Net interest income after provision for loan losses            11,169         10,159
                                                              -------        -------

Noninterest income:
 Service charges and fees                                       1,658          1,309
 (Losses) gains on sales of securities, net                    (1,755)           446
 Gains on mortgage loan sales, net                                 38            296
 Other                                                            576            381
                                                              -------        -------

    Total noninterest income                                      517          2,432
                                                              -------        -------

Noninterest expense:
 Salaries                                                       4,008          3,152
 Pension and other employee benefits                            1,421            933
 Occupancy, net                                                   827            870
 Fees and services                                                923            820
 Furniture and equipment                                          770            790
 Marketing                                                        323            402
 Foreclosed real estate expense                                   114            114
 (Gains) losses on sales of other real estate owned, net          (26)            40
 Securities contributed to SBM Charitable Foundation, Inc.      8,316              -
 Other operating expenses                                       1,530            630
                                                              -------        -------

    Total noninterest expense                                  18,206          7,751
                                                              -------        -------

 (Loss) income before income taxes                             (6,520)         4,840
 (Benefit from) provision for income taxes                     (2,152)         1,549
                                                              -------        -------

    Net (loss) income                                         $(4,368)       $ 3,291
                                                              =======        =======

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY


Condensed Consolidated Statements of Changes in Stockholders' Equity For the Three Months Ended March 31, 2000 (unaudited)
(Dollars in thousands)

                                                                                                             Accumulated
                                                                     Additional                  ESOP           Other
                                                  Common Stock         Paid-In     Retained     Unearned     Comprehensive
                                               Shares       Amount     Capital     Earnings   Compensation      Income       Total
                                             ----------    --------    --------   ---------   ------------  -------------  ---------

BALANCE, December 31, 1999
   (unaudited)                                        -    $      -    $      -    $112,308     $      -        $10,915    $123,223
                                             ----------    --------    --------   ---------     --------      ---------    ---------

 Proceeds from issuance of
   common stock in connection
   with conversion after expenses
   of approximately $4,300                   10,400,000         104      99,714           -       (9,305)             -      90,513
                                             ----------    --------    --------   ---------     --------      ---------    ---------

 Common stock issued to SBM
   Charitable Foundation, Inc.                  832,000           8       8,308           -            -              -       8,316
                                             ----------    --------    --------   ---------     --------      ---------    ---------

 Comprehensive income (loss):
   Net loss                                           -           -           -      (4,368)           -              -      (4,368)
   Change in unrealized gain on
        securities available for sale,
        net of taxes                                  -           -           -           -            -          2,324       2,324
                                             ----------    --------    --------   ---------     --------      ---------    ---------

 Total comprehensive income (loss)                    -           -           -      (4,368)           -          2,324      (2,044)
                                             ----------    --------    --------   ---------     --------      ---------    ---------

BALANCE, March 31, 2000
 (unaudited)                                 11,232,000    $    112    $108,022   $ 107,940     $ (9,305)     $  13,239    $220,008
                                             ==========    ========    ========   =========     ========      =========    =========


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(In thousands)

                                                                                     Three Months Ended
                                                                             --------------------------------
                                                                             March 31,              March 31,
                                                                             ---------              ---------
                                                                                2000                   1999
                                                                             ---------              ---------
                                                                                          (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                                          $ (4,368)              $  3,291
 Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
    Securities contributed to SBM Charitable Foundation, Inc.                  8,316                      -
    Provision for loan losses                                                    225                    150
    Depreciation                                                                 671                    667
    Amortization/accretion -
      Premium on deposits                                                        107                    108
      Premium on loans and bonds                                                 100                    139
    Net (gains) losses on sales of other real estate owned                       (26)                    40
    Losses (gains) on sales of securities, net                                 1,755                   (446)
    Gains on mortgage loan sales, net                                            (38)                  (296)
    Changes in operating assets and liabilities -
      Accrued interest receivable                                                476                   (263)
      Other assets                                                               401                   (952)
      Other liabilities                                                       (3,549)                  (233)
                                                                            --------               --------

       Net cash provided by operating activities                               4,070                  2,205
                                                                            --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan originations and purchases, net of repayments                          (29,973)               (28,013)
 Proceeds from sales of loans                                                    859                 11,249
 Proceeds from maturities of held to maturity securities                           -                  2,005
 Proceeds from maturities of available for sale securities                     4,010                 17,100
 Proceeds from sales of available for sale securities                         77,120                    548
 Purchases of available for sale securities                                  (33,650)                (3,050)
 Purchases of Federal Home Loan Bank stock                                      (745)                     -
 Proceeds from principal payments of mortgage-
   backed securities                                                           2,895                  3,911
 Proceeds from sales of other real estate owned                                  312                    606
 Purchases of premises and equipment                                            (488)                  (382)
                                                                            --------               --------

       Net cash provided by investing activities                              20,340                  3,974
                                                                            --------               --------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock                                   90,513                      -
 Net increase in savings, money market, NOW and
     demand deposits                                                          14,924                  4,592
 Net decrease in certificates of deposit                                     (15,836)                (3,731)
 Net increase (decrease) in short-term borrowed funds                         20,494                   (686)
 Decrease in mortgagors' escrow accounts                                      (2,193)                (1,883)
                                                                            --------               --------

       Net cash provided by (used in) financing activities                   107,902                 (1,708)
                                                                            --------               --------

       Net increase in cash and cash equivalents                             132,312                  4,471

CASH AND CASH EQUIVALENTS, beginning of period                                26,678                 45,048
                                                                            --------               --------

CASH AND CASH EQUIVALENTS, end of period                                    $158,990               $ 49,519
                                                                            ========               ========

SUPPLEMENTAL INFORMATION:
 Cash paid for -
   Interest and dividends                                                   $ 10,352               $  8,708
   Income taxes                                                                    -                      -
 Non-cash transactions -
   Transfers from loans to other real estate owned                                19                     17


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Financial Statements Presentation

    The accompanying condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for Connecticut Bankshares, M.H.C. (MHC) and subsidiary included in Connecticut Bancshares, Inc.'s Form 10-K for the year ended December 31, 1999. The results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

    Principles of consolidation and presentation

    The accompanying condensed consolidated financial statements include the accounts of Connecticut Bancshares, Inc. (Connecticut Bancshares or the Company), successor to MHC, and its wholly-owned subsidiary, The Savings Bank of Manchester (SBM), and its wholly-owned subsidiaries (collectively, the Bank). All material intercompany balances and transactions have been eliminated in consolidation.

    Business

    The Company does not transact any material business other than through the Bank. The Company retained 50% of the net proceeds from the conversion (see
    Note 3), which primarily were invested in fixed income securities at March 31, 2000. The Bank, with its main office located in Manchester, Connecticut, operates through twenty-three branches located primarily in eastern Connecticut. The Bank's primary source of income is interest received on loans to customers, which include small and middle market businesses and individuals residing within the Bank's service area. As discussed in Note 3, the Bank adopted a Plan of Conversion pursuant to which, in March 2000, MHC merged into SBM, with SBM being the surviving corporation, and SBM continuing as a state-chartered stock bank.

    Earnings per share

    Earnings per share data are not presented in the accompanying condensed consolidated financial statements since shares of common stock were not issued until March 1, 2000 and the calculation for the three months ended March 31, 2000 is not meaningful.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

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

    The Bank early adopted SFAS No. 133, as amended by SFAS No. 137, on January 1, 2000. In connection with the adoption, the Bank reclassified all held to maturity investments to available for sale as allowed by SFAS No. 133. The Bank realized approximately $72,000 on the sale of an interest rate cap, which amount is included in other noninterest income in the accompanying condensed consolidated statements of operations. The Bank did not have any other derivative instruments as of March 31, 2000.

    On December 3, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The guidelines set forth in SAB No. 101 stipulate that revenue should not be recognized until it is realized or realizable and earned. The Bank adopted SAB No. 101 on January 1, 2000 without effect on the Bank's condensed consolidated financial condition or results of operations since the Bank's previous revenue recognition policies complied with SAB No. 101.

(3) CONVERSION TO STOCK FORM OF OWNERSHIP

    On August 30, 1999, the Boards of Directors of Connecticut Bankshares, M.H.C. and SBM adopted a Plan of Conversion and, on October 6, 1999 and October 26, 1999, unanimously amended the Plan of Conversion (as amended, the Plan), pursuant to which, on March 1, 2000, MHC reorganized from the mutual holding company form to the stock holding company form. All of the outstanding common stock of MHC was sold to the Company which issued and sold its stock pursuant to the Plan. The net proceeds of the offering were $90.5 million, after expenses of approximately $4.3 million. All of the stock of the Company sold in the conversion was offered to eligible account holders, employee benefit plans of the Bank and certain other eligible subscribers in subscription and direct community offerings pursuant to subscription rights in order of priority as set forth in the Plan. Additionally, the Bank established an Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees, which became effective upon the conversion. The ESOP borrowed $9,305,000 from the Company to fund the purchase in the open market of 898,560 shares, or 8%, of the common stock issued in the conversion. The Bank expects to make annual contributions adequate to fund the repayment of any indebtedness of the ESOP.

    The Plan provided for the establishment of an additional charitable foundation (the New Foundation) in connection with the conversion. The New Foundation was funded with a contribution of 832,000 common shares, or 8%, of the common stock issued in the conversion. This contribution resulted in the recognition of an expense of $8.3 million in March 2000, related to the fair value of the shares contributed, which is reflected as such in the accompanying condensed consolidated statements of operations. The New Foundation is dedicated to charitable purposes within the Bank's local community, including community development activities.

    Effective upon the conversion, the Company entered into employment and change in control agreements with certain executives and certain eligible employees of the Bank. The agreements include, among other things, provisions for minimum annual compensation and certain lump-sum severance payments in the event of a "change in control" of approximately $17.4 million.

    The Bank's deposit accounts will continue to be insured by the FDIC and were not affected by the conversion. In accordance with the Plan, upon the completion of the conversion, the Bank established a special "liquidation account" for the benefit of eligible account holders and in an amount equal to the equity capital of the Bank less any subordinated debt approved as bona fide capital of the Bank, as of the date of its latest statement of condition contained in the final prospectus used in connection with the conversion. Eligible account holders continuing to maintain deposit accounts at the Bank are entitled, on a complete liquidation of the Bank after the conversion, to an interest in the liquidation account prior to any payment to the stockholders of the Bank. The Bank's retained earnings are substantially restricted with respect to payment of dividends to stockholders due to the liquidation account. The liquidation account will terminate on the tenth anniversary of the consummation date of the conversion.

    Subsequent to the offering, the Company may not declare or pay dividends on, nor repurchase any of its shares of common stock, if the effect thereof would cause stockholders' equity to be reduced below either the balance required for the liquidation account or applicable regulatory capital maintenance requirements, or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

(4) LOANS

    Loans are summarized as follows (in thousands):

                                                                                    March 31,          December 31,
                                                                                      2000                  1999
                                                                                    --------             --------

     Residential mortgages                                                          $572,544             $549,950
     Commercial real estate mortgages                                                190,596              190,885
     Commercial business loans                                                       139,739              134,550
     Installment loans                                                                75,273               73,572
                                                                                    --------             --------

     Total loans                                                                     978,152              948,957
     Less - Allowance for loan losses                                                (10,947)             (10,617)
                                                                                    --------             --------

          Total loans, net                                                          $967,205             $938,340
                                                                                    ========             ========


    A summary of the allowance for loan losses is as follows (in thousands):

                                                                                  For the Three
                                                                                  Months Ended      For The Year Ended
                                                                                    March 31,          December 31,
                                                                                      2000                 1999
                                                                                  ------------      ------------------

    Balance, beginning of period                                                    $ 10,617             $ 10,585
    Provision for loan losses                                                            225                1,100
    Loans charged off                                                                    (65)              (1,360)
    Recoveries                                                                           170                  292
                                                                                    --------             --------

    Balance, end of period                                                          $ 10,947             $ 10,617
                                                                                    ========             ========

    Nonperforming assets amounted to approximately $10.6 million and $12.1 million at March 31, 2000 and December 31, 1999, respectively. The Bank received full payment of the $4.3 million principal on one of its nonperforming commercial real estate loan relationships in April 2000.


(5) DEPOSITS

    Deposits were as follows:

                                                     March 31,   December 31,
                                                       2000          1999
                                                     ---------   ------------
                                                           (in thousands)

    Certificates of Deposit:
      One to twelve-month certificates              $285,795       $210,597
      One to five year certificates                   93,013        179,261
      Time certificates in denominations of
       $100,000 or more (1)                           55,703         60,489
                                                    --------       --------

                                                     434,511        450,347
                                                    --------       --------

    Savings accounts                                 224,655        223,656
    Money market accounts                             72,371         68,532
    NOW accounts                                     120,493        112,741
    Demand deposits                                   53,649         51,315
                                                    --------       --------

       Total deposits                               $905,679       $906,591
                                                    ========       ========

(1)  Deposit balances in excess of $100,000 are not federally insured.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations.
        --------------

      The following analysis discusses changes in the financial condition and results of operations for the three months ended March 31, 2000 and 1999, and should be read in conjunction with Connecticut Bancshares, Inc. and subsidiary's condensed consolidated financial statements and the notes thereto, appearing elsewhere herein.

Private Securities Litigation Reform Act Safe Harbor Statement

      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Bank intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Bank, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Bank's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Bank and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Bank and its business, including additional factors that could materially affect the Bank's financial results, is included in the Bank's Form 10-K filing for the year ended December 31, 1999.

      The Bank does not undertake--and specifically disclaims any obligation--to publicly release the result of any revisions which may be made to forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

      The Bank's results of operations depend primarily on net interest income, which represents the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. The Bank also generates noninterest income primarily from fees charged on customers' accounts and fees earned on activities such as investment services provided through a third party registered broker-dealer. The Bank's noninterest expenses primarily consist of employee compensation and benefits, occupancy expense, advertising and other operating expenses. The Bank's results of operations are also affected by general economic and competitive conditions, notably changes in market interest rates, government policies and regulations. The Bank and Company exceeded all of their regulatory capital requirements at March 31, 2000.

Comparison of Financial Condition at March 31, 2000 and December 31, 1999
-------------------------------------------------------------------------

      Total assets increased $112.3 million, or 9.1%, to $1.34 billion at March 31, 2000 as compared to $1.23 billion at December 31, 1999. The increase was due to a $132.3 million increase in cash and cash equivalents and a $28.9 million increase in the loan portfolio, partially offset by a $48.1 million decrease in securities, which reflects a program to restructure the Bank's investment portfolio by selling lower yielding fixed income securities in March 2000 and replacing them with higher yielding securities to improve future income. The net proceeds from the public offering were temporarily placed in Fed funds (cash equivalent). The growth in assets was funded by growth in short-term borrowed funds of $20.5 million and net proceeds from the public offering. Loans increased due to strong loan demand in most sectors of the loan portfolio. The Bank continues to offer a broad array of loan products to an expanded market area using aggressive marketing efforts such as media advertising and application fee rebate programs, despite a higher interest rate environment. The growth of the loan portfolio was enhanced during the first quarter by management's decision in 1999 to reduce the level of sales of fixed rate residential mortgages to the secondary market. This decision reflects management's reevaluation of the Bank's asset/liability position and desire for fixed rate products, despite the risk inherent in a rising interest rate environment. Sales of fixed rate loans were $859,000 in the first quarter of 2000 compared to $11.2 million for the first three months of 1999.

      Commercial loans increased $4.9 million, or 1.5%, from $325.4 million at December 31, 1999, to $330.3 million at March 31, 2000. As of March 31, 2000, commercial loans represented 33.8% of the Bank's loan portfolio. Residential mortgages increased $22.6 million, or 4.1%, from $549.9 million to $572.5 million. Consumer installment loans increased $1.7 million, or 2.3%, from $73.6 million to $75.3 million.

     Deposits totaled $905.7 million at March 31, 2000, a decrease of $911,000, or 0.1%, compared to $906.6 million at December 31, 1999. The slight deposit decline reflects a decrease in certificates of deposits of $15.8 million, or 3.5%, from $450.3 million to $434.5 million, due to increasing rate competition, partially offset by an increase of $3.8 million, or 5.6%, in money market accounts and a $10.1 million, or 6.1%, increase in NOW accounts and demand deposits. Savings accounts increased $1.0 million, or 0.4%, from $223.7 million to $224.7 million. The increases in money market, NOW, and demand deposit accounts reflect aggressive marketing of both retail and commercial deposit accounts. In addition, the Bank continues to market a short-term commercial transactional repurchase agreement (repo) account to commercial businesses. These repo accounts, which are included in short-term borrowed funds in the accompanying condensed consolidated statements of condition, increased $20.5 million, or 21.4%, from $95.8 million to $116.3 million during the quarter. Advances from the Federal Home Loan Bank were unchanged at $84.0 million.

      Nonperforming assets totaled $10.6 million at March 31, 2000, compared to $12.1 million at December 31, 1999, a decrease of $1.5 million, or 12.4%. The decrease was partially due to payments on one of the two large commercial real estate relationships, which were placed on nonaccrual status during 1999. The first of these two relationships, the Bank's largest residential development lending, had aggregate loans of $5.7 million at December 31, 1999. During the first three months of 2000, this loan was paid down by $1.1 million, to $4.6 million as of March 31, 2000. Management believes this relationship is adequately secured by collateral. The second lending relationship is a commercial mortgage for $4.3 million. The Bank received full repayment of the principal on this loan on April 25, 2000. Excluding both of the above commercial real estate relationships, the Bank's remaining nonperforming assets would have been $1.7 million at March 31, 2000. Other real estate owned declined $321,000, or 53.1%, from $604,000 to $283,000 during the first quarter of 2000.

      The following table sets forth information regarding nonperforming loans and other real estate owned (dollars in thousands):


                                                          March 31,         December 31,
                                                            2000                1999
                                                          ---------         ------------

Nonperforming loans:
Real estate:
      One- to four-family........................         $   464              $   501
      Commercial and multi-family real estate....           9,364               10,513
      Consumer...................................              17                   17
      Commercial.................................             494                  454
                                                          -------              -------
         Total nonperforming loans...............          10,339               11,485
                                                          =======               ======

Other real estate owned..........................             283                  604
                                                          -------              -------
         Total nonperforming assets..............         $10,622              $12,089
                                                          =======              =======

Total nonperforming loans as a percentage of
    total loans..................................            1.06%                1.21%
                                                          =======              =======
Total nonperforming assets as a percentage
    of total assets..............................            0.79%                0.98%
                                                          =======              =======

      Total stockholders' equity increased $96.8 million, or 78.5%, to $220.0 million at March 31, 2000 compared to $123.2 million on December 31, 1999. The increase is due primarily to the net proceeds from the stock offering completed on March 1, 2000. A net loss of $4.4 million for the quarter and an increase of $2.3 million in accumulated other comprehensive income related to unrealized gains on available for sale securities for the year ended March 31, 2000 were reflected in the net increase in stockholders' equity.

Comparison of Operating Results for the Quarters Ended March 31, 2000 and 1999
------------------------------------------------------------------------------

      Net Income (Loss). The net loss for the quarter ended March 31, 2000 was $4.4 million compared to net income of $3.3 million for the first quarter of 1999. The operating results for the quarter ended March 31, 2000 include an expense of $8.3 million to establish the SBM Charitable Foundation, Inc. and security losses of $1.8 million realized in a program to restructure the Bank's investment portfolio. Both actions are related to the Company's conversion to a publicly traded stock institution on March 1, 2000. Excluding the charitable donation expense of $8.3, the Bank's net income would have been $1.0 million for the quarter ended March 31, 2000.

      The following table presents the amortized cost and fair value of the Company's securities, by type of security, at the dates indicated (in thousands):

                                                    At March 31, 2000                     At December 31, 1999
                                                ---------------------------            ---------------------------
                                                Amortized             Fair             Amortized             Fair
                                                  Cost                Value              Cost                Value
                                                ---------             -----            ---------             -----

Debt securities held to maturity:
   Asset-backed securities............          $      -            $      -           $ 17,481            $ 17,418
   U.S. Government and agency
      obligations.....................                 -                   -                  -                   -
   Other debt securities..............                 -                   -              3,105               2,950
                                                --------            --------           --------            --------
         Total........................                 -                   -             20,586              20,368
                                                --------            --------           --------            --------

Debt securities available for sale:
   Asset-backed securities............            10,411              10,594                  -                   -
   U.S. Government and agency
      obligations.....................            44,890              44,526             82,486              81,328
   Corporate securities...............            40,464              40,252             33,870              33,345
                                                --------            --------           --------            --------
         Total........................            95,765              95,372            116,356             114,673
                                                --------            --------           --------            --------

Equity securities available for sale:
   Marketable equity securities.......            33,194              54,420             32,273              50,545
   Other equity securities............               432                 432                432                 432
                                                --------            --------           --------            --------
         Total........................            33,626              54,852             32,705              50,977
                                                --------            --------           --------            --------
         Total debt and equity
          securities..................           129,391             150,224            169,647             186,018
                                                --------            --------           --------            --------
Mortgage-backed securities:
   Mortgage-backed securities held
      to maturity:
   FHLMC..............................                 -                   -              7,182               6,960
   FNMA...............................                 -                   -              6,077               5,807
   GNMA...............................                 -                   -             12,215              11,863
                                                --------            --------           --------            --------
         Total mortgage-backed
             securities held to
              maturity................                 -                   -             25,474              24,630
                                                --------            --------           --------            --------
   Mortgage-backed securities
    available for sale:
   FHLMC..............................             5,222               5,070              2,099               2,080
   FNMA...............................            13,179              12,603              7,425               7,115
   GNMA...............................            11,940              11,894              7,217               7,009
                                                --------            --------           --------            --------

         Total mortgage-backed
              securities available
               for sale...............            30,341              29,567             16,741              16,204
         Total mortgage-backed                  --------            --------           --------            --------
            securities................            30,341              29,567             42,215              40,834
                                                --------            --------           --------            --------
         Total investment securities..          $159,732            $179,791           $211,862            $226,852
                                                ========            ========           ========            ========

      Net Interest Income. Net interest income increased $1.1 million, or 10.5%, to $11.4 million for the first quarter of 2000 compared to $10.3 million for the first quarter of 1999. The increase was primarily a result of higher interest income from an increase in the level of interest earning assets offset by declining interest yields on loans and investments, an increase in the average cost of funds on interest bearing liabilities, and increased short-term borrowings and advances from the Federal Home Loan Bank. Interest and dividend income increased $2.7 million, or 14.3%, to $21.7 million for the first quarter of 2000 from $19.0 million for 1999. The average yield on interest earning assets declined 32 basis points to 7.01% for the three months ended March 31, 2000 from 7.33% for the three months ended March 31, 1999, due to the competitive loan rate market. Interest income on loans increased $2.1 million, or 12.9%, to $18.0 million for the three months ended March 31, 2000 compared to $15.9 million for the three months ended March 31, 1999. The increase was due to a $133.3 million increase in the average balance of loans outstanding, offset by a 28 basis point decrease in the average yield on such loans. Interest and dividend income from investment securities increased $665,000, or 21.3%, to $3.8 million for the three months ended March 31, 2000 compared to $3.1 million for the three months ended March 31, 1999. The increase in interest and dividend income from investment securities was due to an increase in the average balance of investment securities of $62.1 million, or 27.4%, to $288.4 million for the quarter ended March 31, 2000, offset by a 31 basis point decrease in the average yield during the quarter ended March 31, 2000.

      Interest and dividend expense increased $1.6 million, or 18.7%, to $10.4 million for the three months ended March 31, 2000 from $8.7 million for the three months ended March 31, 1999. The increase reflects an increase in interest expense on short-term borrowed funds and on advances from Federal Home Loan Bank of $612,000, and increased interest expense of $1.0 million on core deposits. Advances from Federal Home Loan Bank increased from $45.0 million as of March 31, 1999 to $84.0 million at March 31, 2000. Short-term borrowed funds, represented primarily by commercial transactional repurchase agreements, increased to $116.3 million at March 31, 2000 from $78.9 million at March 31, 1999. The average rate paid on Federal Home Loan Bank advances decreased 40 basis points to 5.91% for the three months ended March 31, 2000 from 6.31% for the three months ended March 31, 1999 due to the repayment of several older long-term advances at higher rates. Interest expense on deposits increased $1.0 million, or 12.7%, to $9.0 million for the three months ended March 31, 2000 from $8.0 million for the three months ended March 31, 1999, reflecting a higher interest rate environment for certificates of deposit and borrowings.

      Average Balances, Interest and Average Yields/Cost. The following table presents certain information for the periods indicated regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. The yields and rates include fees which are considered adjustments to yields.



                                                                     For the Three Months Ended March 31,
                                                 ------------------------------------------------------------------------
                                                                2000                                  1999
                                                 ------------------------------------------------------------------------
                                                 Average                    Average     Average               Average
                                                 Balance      Interest    Yield/Rate    Balance    Interest  Yield/Rate
                                                 -------      --------    ----------    -------    --------  ----------
                                                                          (Dollars in thousands)

Interest-earning assets:
   Loans (1):
      Real estate...........................  $  749,347      $13,556        7.28%    $  640,082    $12,136      7.69%
      Consumer..............................      73,985        1,459        7.93         70,443      1,279      7.36
      Commercial............................     136,449        2,946        8.68        115,952      2,496      8.73
                                              ----------      -------                 ----------    -------
         Total loans........................     959,781       17,961        7.53        826,477     15,911      7.81
   Mortgage-backed securities (2)...........      41,011          675        6.62         34,788        550      6.41
   Investment securities (3):
      U.S. Government and agency
         obligations........................      82,760        1,227        5.96         66,334      1,042      6.37
      Corporate securities..................      37,221          580        6.27         41,739        647      6.29
      Marketable equity securities..........      51,401          220        1.72         48,221        354      2.98
      Other equity securities...............         432            -           -            396          -         -
      Asset-backed securities...............      16,671          260        6.27         22,439        353      6.38
   Other interest-bearing assets:
      Federal Home Loan Bank stock..........       6,095           99        6.53          5,909         95      6.52
      Federal funds sold....................      52,834          723        5.50          6,500         78      4.87
                                              ----------      -------                 ----------    -------
         Total interest-earning assets......   1,248,206      $21,745        7.01      1,052,803    $19,030      7.33
                                                              =======                               =======
   Noninterest-earning assets...............      45,159                                  47,466
                                              ----------                              ----------
         Total assets.......................  $1,293,365                              $1,100,269
                                              ==========                              ==========

Interest-bearing liabilities:
   Deposits:
      NOW accounts..........................  $  114,861      $   393        1.38     $  105,976    $   353      1.35
      Savings and money market accounts.....     295,922        1,956        2.66        262,740      1,500      2.32
      Certificates of deposit...............     445,358        5,732        5.18        444,147      5,596      5.11
      Escrow deposits.......................       5,732          183        2.32          5,290         28      2.15
                                              ----------      -------                 ----------    -------
         Total interest-bearing deposits....     861,873        8,264        3.86        818,153      7,477      3.71
   Short-term borrowed funds................     102,136          775        2.19         78,768        544      2.80
   Advances from FHLB.......................      89,246        1,312        5.91         45,000        700      6.31
                                              ----------      -------                 ----------    -------
         Total interest-bearing liabilities.   1,053,255      $10,351        3.95        941,921    $ 8,721      3.75
                                                              =======                               =======
   Non-interest bearing liabilities.........      84,660                                  44,483
                                              ----------                              ----------
         Total liabilities..................   1,137,915                                 986,404
   Capital..................................     155,450                                 113,865
                                              ----------                              ---------
         Total liabilities and capital......  $1,293,365                              $1,100,269
                                              ----------                              ----------
   Net interest-earning assets..............  $  194,951                              $  120,882
                                              ==========                              ==========
   Net interest income......................                  $11,394                               $10,309
                                                              =======                               =======
   Interest rate spread (4).................                                 3.06                                3.58
   Net interest margin (5)..................                                 3.67                                3.97
   Ratio of interest-earning assets to
      interest-bearing liabilities..........                               118.51%                             111.77%

____________________________

(1) Balances are net of undisbursed proceeds of construction loans in process and include nonperforming loans.
(2) Includes mortgage-backed securities available for sale and held to maturity.
(3) Includes investment securities available for sale at market value and held to maturity at amortized cost.
(4) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

     Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on the interest income and interest expense of the Company. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume, which cannot be segregated, have been allocated proportionately based on the absolute value of the change due to rate and the change due to volume.

                                                                Three Months March 31, 2000 Compared to
                                                                   Three Months Ended March 31, 1999
                                                                ---------------------------------------
                                                                Increase (Decrease) Due to
                                                                --------------------------
                                                                   Rate         Volume          Net
                                                                ----------   -------------  -----------
Interest-earning assets:
   Loans:
    Real estate...........................................      $(4,811)        $6,231         $1,420
    Consumer..............................................          160             20            180
    Commercial............................................         (697)         1,147            450
                                                                -------         ------         ------
        Total loans.......................................       (5,348)         7,398          2,050
   Mortgage-backed securities.............................         (101)           226            125
   Investment securities..................................       (1,619)         2,159            540
                                                                -------         ------         ------
        Total interest-earning
          assets..........................................       (7,068)         9,783          2,715
                                                                -------         ------         ------
Interest-bearing liabilities:
   Deposits:
    Demand accounts.......................................          (24)            65             41
    Savings...............................................          640            (29)           611
    Certificates of deposit...............................          186            (49)           137
                                                                -------         ------         ------
        Total deposits....................................          802            (13)           789
   Advances from Federal Home
        Loan Bank.........................................       (1,179)         1,791            612
  Other borrowings........................................         (113)           342            229
                                                                -------         ------         ------
        Total interest-bearing
          liabilities.....................................         (490)         2,120          1,630
                                                                -------         ------         ------

Increase (decrease) in net
    interest income.......................................      $(6,578)        $7,663         $1,085
                                                                =======         ======         ======

     Provision for Loan Losses. The provision for loan losses was $225,000 for March 31, 2000 compared to $150,000 for the quarter ended March 31, 1999. For the quarter ended March 31, 2000, management increased the provision by $75,000 to reflect the continued growth of the Bank's loan portfolio. The allowance for loan losses was 1.12% of total loans and 105.88% of nonperforming loans at March 31, 2000 compared to 1.28% and 180.00%, respectively, at March 31, 1999.

     Noninterest Income. Noninterest income totaled $517,000 and $2.4 million for the three months ended March 31, 2000 and 1999, respectively. The decrease was due to the combined effect of realized security losses in a program to restructure the investment portfolio and reduced gains from the sale of mortgages to the secondary market. During the quarter ended March 31, 2000, the Bank realized investment losses of $1.8 million compared to a $446,000 gain in three months ended March 31, 1999. The decreased gains from the sale of mortgages to the secondary market reflects management's decision to retain fixed-rate mortgages in order to grow the loan portfolio. During the three months ended March 31, 2000, the Bank sold $859,000 of loans to the secondary market, realizing gains of $38,000, compared to sales of $11.2 million in the three months ended March 31, 1999, which generated gains of $296,000. Fee income from service charges and account fees was $1.7 million for the three months ended March 31, 2000 compared with $1.3 million for the three months ended March 31, 1999. Other fee income increased from $381,000 for the three months ended March 31, 1999 to $576,000 for the three months ended March 31, 2000 and reflects increased fees earned from brokerage services and other fee income from the Merchant Services Center.

     Noninterest Expense. Noninterest expense increased $10.5 million, or 134.9%, to $18.2 million for the three months ended March 31, 2000 from $7.8 million for the three months ended March 31, 1999. The increase was primarily attributable to the expense in March 2000 relating to the charitable contribution of $8.3 million related to Company stock contributed to the SBM Charitable Foundation, Inc. Excluding this charitable contribution, noninterest expense would have been $9.9 million and the increase would have been $2.1 million, or 27.6%. The increase in noninterest expense for the quarter (exclusive of the contribution to the charitable foundation) was primarily due to charges associated with the restructuring of the Company's compensation plans to align them with other publicly-traded financial institutions and holding companies, and to a lesser extent, additional expenses associated with general business growth. Wages and compensation reflect merit and promotional awards, increased staff, sales incentives related to mortgage production in the first quarter of 2000. Benefits increased due to new benefit plans adopted and increased health insurance costs. Other operating expense increases were related to costs associated with the Bank's new in-house check imaging system, Year 2000 expenses for armored car and automatic teller machines and increased loan servicing expenses.

     (Benefit from) Provision for Income Taxes. The effective tax rate was 33.0% for the three months ended March 31, 2000 and 32.0% for the three months ended March 31, 1999.

Liquidity and Capital Resources

     Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. Primary sources of funds consist of deposit inflows, loan repayments, maturities, paydowns, sales of investment and mortgage-backed securities and advances from Federal Home Loan Bank of Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are influenced by general interest rates, economic conditions and competition.

     The Bank's primary investing activities are (1) originating residential one-to four-family mortgage loans and, to a lesser extent, commercial business and real estate loans, multi-family loans, single-family construction loans, home equity loans and lines of credit and consumer loans and (2) investing in mortgage-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposit growth and Federal Home Loan Bank of Boston advances. During the three months ended March 31, 2000, the Bank's loan originations totaled $30.8 million. For the three months ended March 31, 2000, the Bank purchased investments in mortgage-backed securities, U.S. Government and agency obligations and corporate securities and debt obligations totaling $30.8 million. The Bank experienced a net decrease in total deposits of $912,000 for the three months ended March 31, 2000. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Company closely monitors its liquidity position on a daily basis. If the Company should require additional funds, additional funds are available through Federal Home Loan Bank advances and through repurchase agreement borrowing facilities.

     Outstanding commitments for all loans and unadvanced construction loans and lines of credit totalled $165.1 million at March 31, 2000. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that are scheduled to mature in one year or less from March 31, 2000 totalled $330.1 million. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. Occasionally, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank's historical experience with deposit retention, management believes that a significant portion of its deposits will remain with the Bank.

     The Bank and Company must satisfy various regulatory capital requirements administered by the federal banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2000, SBM exceeded all of its regulatory capital requirements with a leverage capital level of $160.9 million, or 12.6% of average assets, which is above the required level of $50.9 million, or 4.0%, and risk-based capital of $171.9 million, or 19.0% of risk weighted assets, which is above the required level of $72.4 million, or 8.0%. SBM is considered "well capitalized" under regulatory guidelines. At March 31, 2000, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $204.3 million, or 15.5% of average assets, which is above the required level of $52.6 million, or 4.0%, and risk-based capital of $215.2 million, or 23.8% of risk weighted assets, which is above the required level of $72.4 million, or 8.0%.

Impact of Inflation and Changing Prices

     The condensed consolidated financial statements and related data presented in this report have been prepared in conformity with accounting principles generally accepted in the United States, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike many industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

Impact of New Accounting Standards

     Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations and requires that an entity formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Bank early adopted SFAS No. 133, as amended by SFAS No. 137, on January 1, 2000. The adoption did not have a material effect on the Bank's consolidated financial position or results of operations. In connection with the adoption, the Bank reclassified all held to maturity investments as available for sale as allowed by SFAS No. 133 and realized approximately $72,000 on the sale of an interest rate cap, which amount is included in other noninterest income in the condensed consolidated statements of operations. The Bank does not have any other derivative instruments as of March 31, 2000.

     Revenue Recognition in Financial Statements. On December 3, 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The guidelines set forth in SAB No. 101 stipulate that revenue should not be recognized until it is realized or realizable and earned. The Bank adopted SAB No. 101 on January 1, 2000 without effect on the Bank's consolidated financial condition or results of operations since the Bank's previous revenue recognition policy complied with SAB No. 101.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
        -----------------------------------------------------------

     There have been no material changes in information regarding quantitative and qualitative disclosure about market risk from the information presented as of December 31, 1999 (in the Company's Form 10-K) to March 31, 2000.

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company's business. The Company is not a party to any pending legal proceedings that it believes would have a material adverse effect on the consolidated financial condition or operations of the Company.

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

            None.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

            None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

            None.

Item 5.  Other Information.
         -----------------

            None.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

   (a)     Exhibits

   2.1 Amended Provisional Plan of Conversion for Connecticut Bankshares, M.H.C. and The Savings Bank of Manchester (including the Amended and Restated Stock Articles of Incorporation and Bylaws of The Savings Bank of Manchester) (1)
   3.1     Certificate of Incorporation of Connecticut Bancshares, Inc. (1)
   3.2     Bylaws of Connecticut Bancshares, Inc. (1)
   10.1 Employment Agreement between The Savings Bank of Manchester and Richard P. Meduski (2)
   10.2 Employment Agreement between The Savings Bank of Manchester and Charles L. Pike (2)
   10.3 Employment Agreement between The Savings Bank of Manchester and Douglas K. Anderson (2)
   10.4    Employment Agreement between The Savings Bank of Manchester and Roger
           A. Somerville (2)
   10.5 Employment Agreement between The Savings Bank of Manchester and Nicholas B. Mason (2)
   10.6    Employment Agreement between Connecticut Bancshares, Inc. and Richard
           P. Meduski (2)
   10.7    Employment Agreement between Connecticut Bancshares, Inc. and Charles
           L. Pike (2)
   10.8    Employment Agreement between Connecticut Bancshares, Inc. and Douglas
           K. Anderson (2)
   10.9    Employment Agreement between Connecticut Bancshares, Inc. and Roger
           A. Somerville (2)
   10.10 Employment Agreement between Connecticut Bancshares, Inc. and Nicholas B. Mason (2)
   10.11 Employment Agreement between The Savings Bank of Manchester and Thomas A. Bailey (2)
   27.0    Financial Data Schedule

   -------------------------
   (1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-90865.
   (2) Incorporated by reference into this document from the 1999 Annual Report on Form 10-K filed on March 30, 2000.

     (b)  Reports on Form 8-K

          None.

CONFORMED
                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CONNECTICUT BANCSHARES, INC.


Dated:  May 15, 2000          By: /s/ Richard P. Meduski
                                  ---------------------------------------
                                  Richard P. Meduski
                                  President and Chief Executive Officer
                                  (principal executive officer)

Dated:  May 15, 2000          By: /s/ Nicholas B. Mason
                                  ---------------------------------------
                                  Nicholas B. Mason
                                  Senior Vice President and
                                     Chief Financial Officer
                                  (principal financial and accounting officer)