Form 10-Q
period 2000-06-30
CONNECTICUT BANCSHARES INC/DE
filed 2000-08-14
CIK 1097882

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended June 30, 2000

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________ to _________________

                        Commission File Number 0-28389


                         CONNECTICUT BANCSHARES, INC.
--------------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

        Delaware                                                  06-1564613
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)
--------------------------------------------------------------------------------

923 Main Street, Manchester, Connecticut                              06040
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                (860) 646-1700
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not Applicable
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changes since last report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the Issuer had 11,232,000 shares of common stock, par value $0.01 per share, outstanding as of August 10, 2000.

CONNECTICUT BANCSHARES, INC.
FORM 10-Q

INDEX


                                                                   Page
                                                                   ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Condition as of
         June 30, 2000 and December 31, 1999 (unaudited)...........   2

         Condensed Consolidated Statements of Operations for the
         Three Months Ended June 30, 2000 and 1999 (unaudited).....   3

         Condensed Consolidated Statements of Operations for the
         Six Months Ended June 30, 2000 and 1999 (unaudited).......   4

         Condensed Consolidated Statement of Changes in
         Stockholders' Equity for the Six Months Ended
         June 30, 2000 (unaudited).................................   5

         Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2000 and 1999 (unaudited).......   6

         Notes to Condensed Consolidated Financial Statements
         (unaudited)...............................................   7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................  11

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk.........................................  24

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.........................................  25
Item 2.  Changes in Securities and Use of Proceeds.................  25
Item 3.  Defaults Upon Senior Securities...........................  25
Item 4.  Submission of Matters to a Vote of Security Holders.......  25
Item 5.  Other Information.........................................  25
Item 6.  Exhibits and Reports on Form 8-K..........................  26

SIGNATURES.........................................................  27


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.
         --------------------

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Condition
(In thousands)


                                                                     June 30,    December 31,
ASSETS                                                                 2000         1999
                                                                    ----------   ----------
                                                                           (unaudited)

Cash and cash equivalents                                           $   56,191     $   26,678
Securities available for sale (cost of $295,504 at June 30, 2000
 and $165,802 at December 31, 1999)                                    311,939        181,854
Securities held to maturity (market value of $44,998
 at December 31, 1999)                                                       -         46,060
Loans held for sale                                                        454             38
Loans, net                                                             984,081        938,340
Federal Home Loan Bank stock, at cost                                    6,654          5,909
Premises and equipment, net                                             13,915         14,436
Accrued interest receivable                                              8,091          6,900
Other real estate owned                                                    239            604
Excess of purchase price over fair value on branch acquisitions          2,183          2,398
Other assets                                                             4,480          4,581
                                                                    ----------     ----------

   Total assets                                                     $1,388,227     $1,227,798
                                                                    ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                            $  918,751     $  906,591
Short-term borrowed funds                                              114,778         95,814
Mortgagors' escrow accounts                                             10,132          8,674
Advances from Federal Home Loan Bank                                   114,000         84,000
Other liabilities                                                        9,571          9,496
                                                                    ----------     ----------

   Total liabilities                                                 1,167,232      1,104,575
                                                                    ----------     ----------

Commitments and contingencies (Note 3)

Stockholders' equity:
 Common stock ($.01 par value; 45,000,000 authorized shares;
  11,232,000 shares issued and outstanding at June 30, 2000)               112              -
 Additional paid-in capital                                            108,022              -
 Retained earnings                                                     111,174        112,308
 ESOP unearned compensation                                             (9,305)             -
 Accumulated other comprehensive income                                 10,992         10,915
                                                                    ----------     ----------

   Total stockholders' equity                                          220,995        123,223
                                                                    ----------     ----------

   Total liabilities and stockholders' equity                       $1,388,227     $1,227,798
                                                                    ==========     ==========

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

                                                              Three Months Ended
                                                            June 30,      June 30,
                                                              2000           1999
                                                              ----           ----
                                                                  (unaudited)

Interest and dividend income:
 Interest income on loans                                   $    18,773   $16,160
 Interest and dividends on investment securities                  4,949     2,993
                                                            -----------   -------

    Total interest and dividend income                           23,722    19,153
                                                            -----------   -------

Interest expense:
 Interest on deposits                                             9,173     8,265
 Interest on borrowings                                           1,656       707
                                                            -----------   -------

    Total interest expense                                       10,829     8,972
                                                            -----------   -------

Net interest income                                              12,893    10,181
Provision for loan losses                                           225       150
                                                            -----------   -------

Net interest income after provision for loan losses              12,668    10,031
                                                            -----------   -------

Noninterest income:
 Service charges and fees                                         1,971     1,446
 (Losses) gains on sales of securities, net                         (29)       97
 Gains on mortgage loan sales, net                                   51        74
 Other                                                              431       471
                                                            -----------   -------

    Total noninterest income                                      2,424     2,088
                                                            -----------   -------

Noninterest expense:
 Salaries                                                         3,972     3,878
 Pension and other employee benefits                              1,401     1,065
 Occupancy, net                                                     712       743
 Fees and services                                                1,223       883
 Furniture and equipment                                            717       738
 Marketing                                                          896       429
 Foreclosed real estate expense                                      37        26
 (Gains) losses on sales of other real estate owned, net            (16)        4
 Other operating expenses                                         1,317     1,620
                                                            -----------   -------

    Total noninterest expense                                    10,259     9,386
                                                            -----------   -------

 Income before income taxes                                       4,833     2,733
 Provision for income taxes                                       1,599       875
                                                            -----------   -------

    Net income                                              $     3,234   $ 1,858
                                                            ===========   =======

Earnings per share:
 Basic                                                            $0.31       N/A
 Diluted                                                          $0.31       N/A

Weighted average shares outstanding:
 Basic                                                       10,355,904       N/A
 Diluted                                                     10,355,904       N/A

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(In thousands)

                                                             Six Months Ended
                                                           June 30,       June 30,
                                                             2000           1999
                                                             ----           ----
                                                                  (unaudited)

Interest and dividend income:
 Interest income on loans                                     $36,734   $32,071
 Interest and dividends on investment securities                8,733     6,112
                                                              -------   -------

    Total interest and dividend income                         45,467    38,183
                                                              -------   -------

Interest expense:
 Interest on deposits                                          18,212    16,286
 Interest on borrowings                                         2,968     1,407
                                                              -------   -------

    Total interest expense                                     21,180    17,693
                                                              -------   -------

Net interest income                                            24,287    20,490
Provision for loan losses                                         450       300
                                                              -------   -------

Net interest income after provision for loan losses            23,837    20,190
                                                              -------   -------

Noninterest income:
 Service charges and fees                                       3,629     2,755
 (Losses) gains on sales of securities, net                    (1,784)      543
 Gains on mortgage loan sales, net                                 90       370
 Other                                                          1,007       852
                                                              -------   -------

    Total noninterest income                                    2,942     4,520
                                                              -------   -------

Noninterest expense:
 Salaries                                                       7,979     7,030
 Pension and other employee benefits                            2,823     1,998
 Occupancy, net                                                 1,539     1,613
 Fees and services                                              2,147     1,703
 Furniture and equipment                                        1,487     1,528
 Marketing                                                      1,219       831
 Foreclosed real estate expense                                   151       140
 (Gains) losses on sales of other real estate owned, net          (42)       44
 Securities contributed to SBM Charitable Foundation, Inc.      8,316         -
 Other operating expenses                                       2,847     2,250
                                                              -------   -------

    Total noninterest expense                                  28,466    17,137
                                                              -------   -------

 (Loss) income before income taxes                             (1,687)    7,573
 Benefit from (provision for) income taxes                        553    (2,424)
                                                              -------   -------

    Net (loss) income                                         $(1,134)  $ 5,149
                                                              =======   =======

Earnings per share:

 Basic                                                        N/A       N/A
 Diluted                                                      N/A       N/A

Weighted average shares outstanding:

 Basic                                                        N/A       N/A
 Diluted                                                      N/A       N/A

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders' Equity For the Six Months Ended June 30, 2000 (unaudited)
(Dollars in thousands)



                                                                                                         Accumulated
                                                                 Additional                  ESOP           Other
                                                Common Stock      Paid-In     Retained     Unearned     Comprehensive
                                               Shares    Amount   Capital     Earnings   Compensation      Income        Total
                                             ----------  ------  ----------  ----------  -------------  -------------  ----------

BALANCE, December 31, 1999
   (unaudited)                                        -  $    -   $      -    $112,308   $          -       $10,915     $123,223
                                             ----------  ------   --------   ---------   ------------   -------------   --------

 Proceeds from issuance of
   common stock in connection
   with conversion, after expenses of
   approximately $4,300                      10,400,000     104      99,714          -         (9,305)              -     90,513
                                             ----------  ------  ----------  ---------   ------------   -------------   --------

 Common stock issued to SBM
   Charitable Foundation, Inc.                  832,000       8       8,308          -              -               -      8,316
                                             ----------  ------  ----------  ---------   ------------   -------------   --------

 Comprehensive (loss) income:
   Net loss                                           -       -           -     (1,134)             -               -     (1,134)
   Change in unrealized gain on
        securities available for sale,
        net of taxes                                  -       -           -          -              -              77         77
                                             ----------  ------  ----------  ---------   ------------   -------------   --------

 Total comprehensive (loss) income                    -       -           -     (1,134)             -              77     (1,057)
                                             ----------  ------  ----------  ---------   ------------   -------------   --------
BALANCE, June 30, 2000
     (unaudited)                             11,232,000    $112    $108,022   $111,174        $(9,305)        $10,992   $220,995
                                             ==========  ======  ==========  =========   ============   =============   ========

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(In thousands)

                                                                                             Six Months Ended
                                                                                       June 30,               June 30,
                                                                                         2000                   1999
                                                                                      ---------               --------
                                                                                                (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                                                    $  (1,134)              $  5,149
 Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
    Securities contributed to SBM Charitable Foundation, Inc.                             8,316                      -
    Provision for loan losses                                                               450                    300
    Depreciation                                                                          1,313                  1,331
    Amortization/accretion -
      Premium on deposits                                                                   216                    216
      Premium on loans and bonds                                                            131                    382
    Net (gains) losses on sales of other real estate owned                                  (42)                    44
    Losses (gains) on sales of securities, net                                            1,784                   (543)
    Gains on mortgage loan sales, net                                                       (90)                  (370)
    Changes in operating assets and liabilities -
      Accrued interest receivable                                                        (1,191)                   (94)
      Other assets                                                                          101                   (551)
      Other liabilities                                                                  (2,007)                    27
                                                                                      ---------               --------

       Net cash provided by operating activities                                          7,847                  5,891
                                                                                      ---------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan originations and purchases, net of repayments                                     (50,588)               (69,377)
 Proceeds from sales of loans                                                             2,799                 13,414
 Proceeds from maturities of held to maturity securities                                      -                  2,078
 Proceeds from maturities of available for sale securities                                6,010                 17,100
 Proceeds from sales of available for sale securities                                    80,461                  3,312
 Purchases of available for sale securities                                            (175,967)                (2,971)
 Purchases of Federal Home Loan Bank stock                                                 (745)               (18,748)
 Proceeds from principal payments of mortgage-
     backed securities                                                                    5,289                  7,385
 Proceeds from sales of other real estate owned                                             441                    446
 Purchases of premises and equipment                                                       (793)                  (672)
                                                                                      ---------               --------

       Net cash used in investing activities                                           (133,094)               (48,033)
                                                                                      ---------               --------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock                                              90,513                      -
 Net increase in savings, money market, NOW and
     demand deposits                                                                     36,518                 30,707
 Net decrease in certificates of deposit                                                (24,358)               (10,140)
 Net increase in short-term borrowed funds                                               18,964                 12,259
 Increase in mortgagors' escrow accounts                                                  3,122                  2,218
 Increase in advances from Federal Home Loan Bank                                        30,000                      -
                                                                                      ---------               --------

       Net cash provided by financing activities                                        154,759                 35,044
                                                                                      ---------               --------

       Net increase (decrease) in cash and cash
         equivalents                                                                     29,513                 (7,098)

CASH AND CASH EQUIVALENTS, beginning of period                                           26,678                 45,048
                                                                                      ---------               --------

CASH AND CASH EQUIVALENTS, end of period                                              $  56,191               $ 37,950
                                                                                      =========               ========

SUPPLEMENTAL INFORMATION:
 Cash paid for -
   Interest and dividends                                                             $  21,475               $ 17,926
   Income taxes                                                                           1,950                  2,100
 Non-cash transactions -
   Transfers from loans to other real estate owned                                          183                     79

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Financial Statements Presentation

    The accompanying condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for Connecticut Bankshares, M.H.C. (MHC) and subsidiary included in Connecticut Bancshares, Inc.'s Form 10-K for the year ended December 31, 1999. The results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

    Principles of consolidation and presentation

    The accompanying condensed consolidated financial statements include the accounts of Connecticut Bancshares, Inc. (Connecticut Bancshares or the Company), successor to MHC, and its wholly-owned subsidiary, The Savings Bank of Manchester (SBM), and its wholly-owned subsidiaries (all collectively, the Bank). All material intercompany balances and transactions have been eliminated in consolidation.

    Business

    The Company does not transact any material business other than through the Bank. The Company retained 50% of the net proceeds from the conversion (see
    Note 3), which primarily were invested in fixed income securities. The Bank, with its main office located in Manchester, Connecticut, operates through twenty-three branches located primarily in eastern Connecticut. The Bank's primary source of income is interest received on loans to customers, which include small and middle market businesses and individuals residing within the Bank's service area. As discussed in Note 3, the MHC adopted a Plan of Conversion pursuant to which, in March 2000, MHC merged into SBM, with SBM being the surviving corporation, and SBM continuing as a state-chartered stock savings bank and a wholly-owned subsidiary of the Company.

    Earnings per share

    Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued. For the three and six months ended June 30, 2000, the Bank had no outstanding dilutive securities. Earnings per share data is not presented in these condensed consolidated financial statements for the six months ended June 30, 2000 and the three and six months ended June 30, 1999 since shares of common stock were not issued until March 1, 2000 and therefore per share information is not meaningful.

    The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (dollars in thousands):


                                                  Three Months Ended          Six Months Ended
                                                  June 30,    June 30,      June 30,       June 30,
                                                   2000        1999          2000           1999
                                                -----------   --------  ----------------   --------
                                                                  (Unaudited)

       Net income                               $     3,234        N/A               N/A        N/A

       Weighted average shares outstanding:
         Weighted average shares outstanding     11,232,000        N/A               N/A        N/A
         Less: unearned ESOP shares                (876,096)       N/A               N/A        N/A
                                                -----------

              Basic                              10,355,904        N/A               N/A        N/A
                                                -----------

              Diluted                            10,355,904        N/A               N/A        N/A
                                                -----------

       Earnings per share:

              Basic                             $      0.31        N/A               N/A        N/A
              Diluted                           $      0.31        N/A               N/A        N/A

(2) RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of income and requires that an entity formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

    The Bank early adopted SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivatives and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133", on January 1, 2000. In connection with the adoption, the Bank reclassified all held to maturity investments to available for sale as allowed by SFAS No. 133. In March 2000, the Bank realized approximately $72,000 on the sale of an interest rate cap, which amount is included in other noninterest income in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2000. As of June 30, 2000, the Bank did not have any other derivative instruments.

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

(3) CONVERSION TO STOCK FORM OF OWNERSHIP

    On August 30, 1999, the Boards of Directors of MHC and SBM adopted a Plan of Conversion and, on October 6, 1999 and October 26, 1999, unanimously amended the Plan of Conversion (as amended, the Plan), pursuant to which, on March 1, 2000, MHC converted from the mutual holding company form to the stock holding company form. All of the outstanding common stock of SBM was sold to the Company which issued and sold its stock pursuant to the Plan. The net proceeds of the offering were $90.5 million, after expenses of approximately $4.3 million. All of the stock of the Company sold in the conversion was offered to eligible account holders, employee benefit plans of the Bank and certain other eligible subscribers in subscription and direct community offerings pursuant to subscription rights in order of priority as set forth in the Plan. Additionally, the Bank established an Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees, which became effective upon the conversion. The ESOP borrowed $9,305,000 from the

    Company to fund the purchase in the open market of 898,560 shares, or 8%, of the common stock issued in the conversion. The Bank expects to make annual contributions adequate to fund the repayment of the indebtedness of the ESOP.

    The Plan provided for the establishment of an additional charitable foundation, SBM Charitable Foundation, Inc. (the New Foundation) in connection with the conversion. The New Foundation was funded with a contribution of 832,000 common shares, or 8%, of the common stock sold in the conversion. This contribution resulted in the recognition of an expense of $8.3 million in March 2000, related to the fair value of the shares contributed, which is reflected as such in the accompanying condensed consolidated statement of operations. The New Foundation is dedicated to charitable purposes within the Bank's local community, including community development activities.

    Effective upon the conversion, the Company entered into employment and change in control agreements with certain executives and certain eligible employees of the Bank. The agreements include, among other things, provisions for minimum annual compensation and certain lump-sum severance payments in the event of a "change in control" of approximately $17.4 million.

    The Bank's deposit accounts continue to be insured by the FDIC and were not affected by the conversion. In accordance with the Plan, upon the completion of the conversion, the Bank established a special "liquidation account" for the benefit of eligible account holders and in an amount equal to the equity capital of the Bank less any subordinated debt approved as bona fide capital of the Bank, as of the date of its latest statement of condition contained in the final prospectus used in connection with the conversion. Eligible account holders continuing to maintain deposit accounts at the Bank are entitled, on a complete liquidation of the Bank after the conversion, to an interest in the liquidation account prior to any payment to the stockholders of the Bank. The Bank's retained earnings are substantially restricted with respect to payment of dividends to stockholders due to the liquidation account. The liquidation account will terminate on the tenth anniversary of the consummation date of the conversion.

    The primary source of funds for the Company to pay dividends is in the form of dividends received from SBM. Neither the Company nor SBM may declare or pay dividends on, or repurchase any of its shares of common stock, if the effect thereof would cause stockholders' equity to be reduced below either the balance required for the liquidation account or applicable regulatory capital maintenance requirements, or if such declaration, payment or repurchase would otherwise violate regulatory requirements.


(4) LOANS


   Loans are summarized as follows (in thousands):

                                         June 30,     December 31,
                                           2000           1999
                                         --------     ------------

     Residential mortgages               $591,568       $549,950
     Commercial real estate mortgages     184,429        190,885
     Commercial business loans            142,363        134,550
     Installment loans                     76,879         73,572
                                         --------       --------

     Total loans                          995,239        948,957
     Less - Allowance for loan losses     (11,158)       (10,617)
                                         --------       --------

          Total loans, net               $984,081       $938,340
                                         ========       ========

    A summary of the allowance for loan losses is as follows (in thousands):

                                          Six
                                      Months Ended    Year Ended
                                        June 30,     December 31,
                                          2000           1999
                                         -------        -------

    Balance, beginning of period         $10,617        $10,585
    Provision for loan losses                450          1,100
    Loans charged off                       (110)        (1,360)
    Recoveries                               201            292
                                         -------        -------

    Balance, end of period               $11,158        $10,617
                                         =======        =======

    Nonperforming assets were approximately $8.9 million and $12.1 million at June 30, 2000 and December 31, 1999, respectively. During 1999, the Bank added two large lending relationships totaling $10.0 million to non-performing loans. One of these lending relationships was a commercial mortgage with an outstanding balance of $4.3 million. The Bank received full repayment of the principal on this loan on April 25, 2000. The second of these two relationships, the Bank's largest residential development relationship, had an outstanding balance of $5.7 million as of December 31, 1999. During the first six months of 2000, this loan was paid down by $1.2 million to $4.5 million.


(5) DEPOSITS

    Deposits were as follows:

                                                    June 30,       December 31,
                                                      2000            1999
                                                    --------       -----------
                                                    (in thousands)

    Certificates of Deposit:
      One to twelve-month certificates              $275,995       $210,597
      One to five year certificates                   97,119        179,261
      Time certificates in denominations of
       $100,000 or more (1)                           52,875         60,489
                                                    --------       --------

                                                     425,989        450,347
                                                    --------       --------

    Savings accounts                                 226,823        223,656
    Money market accounts                             73,788         68,532
    NOW accounts                                     132,495        112,741
    Demand deposits                                   59,656         51,315
                                                    --------       --------

       Total deposits                               $918,751       $906,591
                                                    ========       ========

(1)  Deposit balances in excess of $100,000 are not federally insured.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------

     The following analysis discusses changes in the financial condition and results of operations for the three and six months ended June 30, 2000 and 1999, and should be read in conjunction with Connecticut Bancshares, Inc. and subsidiary's condensed consolidated financial statements and the notes thereto, appearing elsewhere herein.

Private Securities Litigation Reform Act Safe Harbor Statement

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Bank intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Bank, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Bank's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Bank and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Bank and its business, including additional factors that could materially affect the Bank's financial results, is included in the Company's Form 10-K filing for the year ended December 31, 1999.

     The Bank does not undertake--and specifically disclaims any obligation--to publicly release the result of any revisions which may be made to forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

     The Bank's results of operations depend primarily on net interest income, which represents the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. The Bank also generates noninterest income primarily from fees charged on customers' accounts and fees earned on activities such as investment services provided through a third party registered broker-dealer. The Bank's noninterest expenses primarily consist of employee compensation and benefits, occupancy expense, advertising and other operating expenses. The Bank's results of operations are also affected by general economic and competitive conditions, notably changes in market interest rates, government policies and regulations. SBM exceeded all of its regulatory capital requirements at June 30, 2000.

Comparison of Financial Condition at June 30, 2000 and December 31, 1999
------------------------------------------------------------------------

     Total assets increased $160.4 million, or 13.1%, to $1.39 billion at June 30, 2000 as compared to $1.23 billion at December 31, 1999. The increase was due to a $29.5 million increase in cash and cash equivalents, a $46.3 million increase in the loan portfolio, a $84.0 million increase in the investment portfolio and a $600,000 increase in other assets. The increase in cash and cash equivalents and investments reflects the net proceeds from the public offering which were temporarily invested in Federal funds (cash equivalents) and investments and a program to reposition the Bank's investment portfolio by selling lower yielding fixed income securities and replacing them with higher yielding securities to improve future income. Loans increased due to continued loan demand in most sectors of the loan portfolio, despite a higher interest rate environment. The Bank continues to offer a broad array of loan products to an expanded market area using aggressive marketing efforts such as media advertising and application fee rebate programs. The growth in the loan portfolio was enhanced by management's decision in 1999 to reduce the level of sales of fixed rate residential mortgages to the secondary market. This decision reflects management's reevaluation of the Bank's asset/liability position and desire for fixed rate products, despite the inherent interest rate risk in a rising interest rate environment. Sales of fixed rate loans were $2.8 million in the first six months of 2000 compared to $13.4 million for the first six months of 1999. The growth in assets was funded by growth in deposits of $12.2 million, growth in short-term borrowed funds of $19.0 million, advances from Federal Home Loan Bank of $30.0 million and net proceeds from the public offering of $90.5 million.

     Commercial loans increased $1.4 million, or 0.42%, from $325.4 million at December 31, 1999, to $326.8 million at June 30, 2000. As of June 30, 2000, commercial loans represented 32.8% of the Bank's loan portfolio. Residential mortgages increased $41.6 million, or 7.6%, from $550.0 million to $591.6 million due to continued loan demand and a reduction in the number of loans that were paid off resulting from rising interest rates. Consumer installment loans increased $3.3 million, or 4.5%, from $73.6 million to $76.9 million.

     Deposits totaled $918.8 million at June 30, 2000, an increase of $12.2 million, or 1.3%, compared to $906.6 million at December 31, 1999. The deposit increase reflects a decrease in certificates of deposits of $24.4 million, or 5.4%, from $450.3 million to $426.0 million, due to increasing rate competition, offset by an increase of $5.3 million, or 7.7%, in money market accounts and a $28.1 million, or 17.1%, increase in NOW accounts and demand deposits. Savings accounts increased $3.2 million, or 1.4%, from $223.7 million to $226.8 million. The increases in money market, NOW, and demand deposit accounts reflect aggressive marketing of both retail and commercial deposit accounts. In addition, the Bank continues to market a short-term transactional repurchase agreement (repo) account to commercial businesses and retail customers. These repo accounts are shown as short-term borrowed funds in the accompanying condensed consolidated statements of condition. Short term borrowed funds increased $19.0 million, or 19.8%, from $95.8 million to $114.8 million during the quarter. Advances from the Federal Home Loan Bank increased $30.0 million, or 35.7%, from $84.0 million to $114.0 million to fund loan growth.

     Nonperforming assets totaled $8.9 million at June 30, 2000, compared to $12.1 million at December 31, 1999, a decrease of $3.2 million, or 26.4%. The decrease was partially due to payments on the two large commercial real estate relationships, which were placed on nonaccrual status during 1999. One of these lending relationships was a commercial mortgage with an outstanding balance of $4.3 million. The Bank received full repayment of the principal on this loan on April 25, 2000. The second of these two relationships, the Bank's largest residential development relationship, had an outstanding balance of $5.7 million as of December 31, 1999. During the first six months of 2000, this relationship was paid down by $1.2 million to $4.5 million. The Bank obtained an appraisal of the collateral as of December 1, 1999 which indicates that the loans as of June 30, 2000 are realizable. During the quarter ended June 30, 2000, the sales of units in the residential development were less than projected by management, and as a result, the Bank has ordered an updated appraisal for the remaining collateral. As of August 10, 2000, Bank management believes the loans are fully collectible. The Bank is in workout negotiations with the borrower and if these negotiations fail, the Bank's remaining course of action would be to institute foreclosure proceedings, which could result in a loss to the Bank.

While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover probable losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

Other real estate owned declined $365,000 or 60.4%, from $604,000 to $239,000 during the first six months of 2000 due to the sale of several properties.

     The following table sets forth information regarding nonperforming loans and other real estate owned (dollars in thousands):


                                                                      June 30,                   December 31,
                                                                       2000                          1999
                                                                      --------                   ------------

Nonperforming loans:
  Real estate:
      One- to four-family........................                        $  294                       $   501
      Commercial and multi-family real estate....                         4,996                        10,513
      Consumer...................................                            63                            17
      Commercial.................................                         3,301                           454
                                                                         ------                       -------
         Total nonperforming loans...............                         8,654                        11,485

Other real estate owned..........................                           239                           604
                                                                         ------                       -------
         Total nonperforming assets..............                        $8,893                       $12,089
                                                                         ======                       =======

Total nonperforming loans as a percentage of
    total loans..................................                          0.87%                         1.21%
                                                                         ======                       =======
Total nonperforming assets as a percentage
    of total assets..............................                          0.64%                         0.98%
                                                                         ======                       =======

     Total stockholders' equity increased $97.8 million, or 79.3%, to $221.0 million at June 30, 2000 compared to $123.2 million on December 31, 1999. The increase is due primarily to the net proceeds from the stock offering completed on March 1, 2000. The loss of $1.1 million for the period and an increase of $77,000 in accumulated other comprehensive income related to unrealized gains on available for sale securities for the period ended June 30, 2000 were reflected in the net increase in stockholders' equity.

Comparison of Operating Results for the Three Months Ended June 30, 2000 and
----------------------------------------------------------------------------
1999
----

     Net Income. Net income for the quarter ended June 30, 2000 was $3.2 million compared to net income of $1.9 million for the second quarter of 1999. The operating results for the quarter ended June 30, 2000 include a $2.7 million increase in net interest income, primarily due to an increase in interest and dividend income on investment securities of $2.0 million, higher average interest-earning assets and the increasing interest rate environment. Net income was also impacted by higher service charge and fee income of $525,000 offset by lower securities gains of $126,000, lower gains on the sale of mortgages of $23,000, higher operating expenses associated with salaries and benefits of $430,000, fees and services paid of $340,000 and a new marketing program of $467,000, and increased income taxes of $724,000.

     The following table presents the amortized cost and fair value of the Company's securities, by type of security, at the dates indicated (in thousands):




                                                    At June 30, 2000                      At December 31, 1999
                                             -------------------------------        -------------------------------
                                              Amortized              Fair            Amortized              Fair
                                                Cost                Value              Cost                Value
                                             -----------          ----------        -----------          ----------

Debt securities held to maturity:
   Asset-backed securities............       $         -           $       -           $ 17,481            $ 17,418
   U.S. Government and agency
      obligations.....................                 -                   -                  -                   -
   Other debt securities..............                 -                   -              3,105               2,950
                                                --------            --------           --------            --------
         Total........................                 -                   -             20,586              20,368
                                                --------            --------           --------            --------

Debt securities available for sale:
   Asset-backed securities............            34,184              34,457                  -                   -
   U.S. Government and agency
      obligations.....................            89,698              89,294             82,486              81,328
   Corporate securities...............            66,951              66,707             33,870              33,345
                                                --------            --------           --------            --------
         Total........................           190,833             190,458            116,356             114,673
                                                --------            --------           --------            --------

Equity securities available for sale:
   Marketable equity securities.......            34,122              51,476             32,273              50,545
   Other equity securities............               432                 432                432                 432
                                                --------            --------           --------            --------
         Total........................            34,554              51,908             32,705              50,977
                                                --------            --------           --------            --------
         Total debt and equity
          securities..................           225,387             242,366            169,647             186,018
                                                --------            --------           --------            --------

Mortgage-backed securities:
   Mortgage-backed securities held
      to maturity:
   Freddie Mac........................                 -                   -              7,182               6,960
   Fannie Mae.........................                 -                   -              6,077               5,807
   Ginnie Mae.........................                 -                   -             12,215              11,863
                                                --------            --------           --------            --------
         Total mortgage-backed
             securities held to
              maturity................                 -                   -             25,474              24,630
                                                --------            --------           --------            --------

   Mortgage-backed securities
    available
      for sale:
   Freddie Mac........................             5,966               5,837              2,099               2,080
   Fannie Mae.........................            32,226              31,807              7,425               7,115
   Ginnie Mae.........................            31,925              31,929              7,217               7,009
                                                --------            --------           --------            --------

         Total mortgage-backed
              securities available
               for sale...............            70,117              69,573             16,741              16,204
                                                --------            --------           --------            --------
         Total mortgage-backed
            securities................            70,117              69,573             42,215              40,834
                                                --------            --------           --------            --------
         Total investment securities..          $295,504            $311,939           $211,862            $226,852
                                                ========            ========           ========            ========

     Net Interest Income. Net interest income increased $2.7 million, or 26.6%, to $12.9 million for the second quarter of 2000 compared to $10.2 million for the second quarter of 1999. The increase was primarily a result of higher interest income from an increase in average interest-earning assets and increasing interest yields on loans and investments, partially offset by an increase in the average cost of funds on interest bearing liabilities and increased short-term borrowings and advances from the Federal Home Loan Bank. Interest and dividend income increased $4.6 million, or 23.9%, to $23.7 million for the second quarter of 2000 from $19.2 million for 1999. The average yield on interest earning assets increased 9 basis points to 7.26% for the three months ended June 30, 2000 from 7.17% for the three months ended June 30, 1999, due to the higher interest rate environment. Interest income on loans increased $2.6 million, or 16.2%, to $18.8 million for the three months ended June 30, 2000 compared to $16.2 million for the three months ended June 30, 1999. The increase was due to a $132.2 million increase in the average balance of loans outstanding and a 6 basis point increase in the average yield on such loans. Interest and dividend income from investment securities increased $2.0 million, or 65.4%, to $4.9 million for the three months ended June 30, 2000 compared to $3.0 million for the three months ended June 30, 1999. The increase in interest and dividend income from investment securities was due to an increase in the average balance of investment securities of $89.7 million, or 46.7%, to $281.8 million for the quarter ended June 30, 2000 and a 56 basis point increase in the average yield on investment securities during the quarter ended June 30, 2000.

     Interest expense increased $1.9 million, or 20.7%, to $10.8 million for the three months ended June 30, 2000 from $9.0 million for the three months ended June 30, 1999. The increase reflects an increase in interest expense on short-term borrowed funds and on advances from Federal Home Loan Bank of $949,000, and increased interest expense of $908,000 on core deposits. Advances from Federal Home Loan Bank increased from $45.0 million as of June 30, 1999 to $114.0 million at June 30, 2000. Short-term borrowed funds, represented primarily by commercial transactional repurchase agreements, increased to $114.8 million at June 30, 2000 from $91.8 million at June 30, 1999. The average rate paid on Federal Home Loan Bank advances increased 11 basis points to 6.41% for the three months ended June 30, 2000 from 6.30% for the three months ended June 30, 1999 due to higher rates paid on new advances. Interest on deposits increased $0.9 million, or 11.0%, to $9.2 million for the three months ended June 30, 2000 from $8.3 million for the three months ended June 30, 1999, reflecting a higher interest rate environment for certificates of deposit and money market funds.

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


                                                                   For the Three Months Ended June 30,
                                                 -------------------------------------------------------------------------
                                                               2000                                 1999
                                                 ------------------------------------   ----------------------------------
                                                  Average                  Average       Average                Average
                                                  Balance     Interest    Yield/Rate     Balance   Interest    Yield/Rate
                                                 ----------  ----------  ------------   --------  ----------  ------------
                                                                            (Dollars in thousands)

Interest-earning assets:
   Loans (1):
      Real estate...........................    $  768,536   $14,078           7.37%    $  663,541   $12,212         7.38%
      Consumer..............................        76,405     1,563           8.23         70,977     1,367         7.73
      Commercial............................       141,808     3,132           8.88        119,959     2,581         8.63
                                                ----------   -------                    ----------   -------
         Total loans........................       986,749    18,773           7.65        854,477    16,160         7.59
   Mortgage-backed securities (2)...........        62,369     1,185           7.64         35,054       590         6.75
   Investment securities (3):
      U.S. Government and agency
         obligations........................        81,888     1,436           7.05         65,343       915         5.62
      Corporate securities..................        59,701       996           6.71         39,872       584         5.88
      Marketable equity securities..........        51,565       216           1.68         30,494       223         2.93
      Other equity securities...............           432         -              -            414         -            -
      Asset-backed securities...............        25,832       427           6.65         20,969       330         6.31
   Other interest-bearing assets:
      Federal Home Loan Bank stock..........         6,654       104           6.29          5,909        93         6.31
      Federal funds sold....................        39,487       585           5.96         19,500       258         5.31
                                                ----------   -------                    ----------   -------
         Total interest-earning assets......     1,314,677   $23,722           7.26      1,072,032   $19,153         7.17
                                                             =======                                 =======
   Noninterest-earning assets...............        43,547                                  58,590
                                                ----------                              ----------
         Total assets.......................    $1,358,224                              $1,130,622
                                                ==========                              ==========

Interest-bearing liabilities:
   Deposits:
      NOW accounts..........................    $  119,467   $   424           1.43     $  111,000   $   388         1.40
      Savings and money market accounts.....       299,789     2,013           2.70        274,573     1,680         2.45
      Certificates of deposit...............       426,086     5,669           5.35        439,730     5,494         5.01
      Escrow deposits.......................         7,857        54           2.76          7,835        51         2.61
                                                ----------   -------                    ----------   -------
         Total interest-bearing deposits....       853,199     8,160           3.85        833,138     7,613         3.67
   Short-term borrowed funds................       118,432     1,013           3.44         86,814       652         3.01
   Advances from FHLB.......................       103,890     1,656           6.41         45,000       707         6.30
                                                ----------   -------                    ----------   -------
         Total interest-bearing
           liabilities......................     1,075,521   $10,829           4.05        964,952   $ 8,972         3.73
                                                             =======                                 =======
   Non-interest bearing liabilities.........        63,775                                  49,439
                                                ----------                              ----------
         Total liabilities..................     1,139,296                               1,014,391
   Capital..................................       218,928                                 116,231
                                                ----------                              ----------
         Total liabilities and capital......    $1,358,224                              $1,130,622
                                                ==========                              ==========
   Net interest-earning assets..............    $  239,156                              $  107,080
                                                ==========                              ==========
   Net interest income......................                 $12,893                                 $10,181
                                                             =======                                 =======
   Interest rate spread (4).................                                   3.21                                  3.44
   Net interest margin (5)..................                                   3.94                                  3.81
   Ratio of interest-earning assets to
      interest-bearing liabilities..........                                 122.24                                111.10

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

                                    Three Months Ended June 30, 2000 Compared to
                                          Three Months Ended June 30, 1999
                                  --------------------------------------------------
                                     Increase (Decrease) Due to
                                  -------------------------------
                                     Rate                Volume                 Net
                                  --------              ---------              -----

Interest-earning assets:
   Loans:
    Real estate.................     $ (62)             $1,928                 $1,866
    Consumer....................        88                 108                    196
    Commercial..................        75                 476                    551
                                     -----              ------                 ------
        Total loans.............       101               2,512                  2,613
   Mortgage-backed securities...       106                 489                    595
   Investment securities........       225               1,136                  1,361
                                     -----              ------                  ------
        Total interest-earning
            assets..............     $ 432              $4,137                 $4,569
                                     =====              ======                 ======

Interest-bearing liabilities:
   Deposits:
    Demand accounts.............     $   6              $   30                 $   36
    Savings.....................       174                 162                    336
    Certificates of deposit.....       351                (176)                   175
                                     -----              ------                 ------
        Total deposits..........       531                  16                    547
   Advances from Federal
       Home Loan Bank...........        17                 932                    949
   Other borrowings.............       107                 254                    361
                                     -----              ------                 ------
        Total interest-bearing
           liabilities..........     $ 655              $1,202                 $1,857
                                     =====              ======                 ======

Increase (decrease) in net
    interest income.............     $(223)             $2,935                 $2,712
                                     =====              ======                 ======

     Provision for Loan Losses. The provision for loan losses was $225,000 for June 30, 2000 compared to $150,000 for the quarter ended June 30, 1999. For the quarter ended June 30, 2000, management increased the provision by $75,000 to reflect the continued growth of the Bank's loan portfolio. The allowance for loan losses was 1.12% of total loans and 128.9% of nonperforming loans at June 30, 2000 compared to 1.23% and 153.9%, respectively, at June 30, 1999.

     The allowance for loan losses is maintained at a level believed by management to be adequate to absorb losses in the portfolio. Management's determination of the adequacy of the allowance is based upon an evaluation of individual loans and the overall risk characteristics of the loan portfolio, the financial condition of borrowers and guarantors, past loss experience, current real estate and economic conditions, the composition and size of the portfolio, credit risks, the value of underlying collateral and other factors. Based on a review of these factors, management has decided to increase future additions to the allowance by increasing the Company's quarterly provision for loan losses to $375,000 beginning in the quarter ending September 30, 2000. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover probable losses inherent in its loan portfolio at this time, no assurances can be given that the allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

     Noninterest Income. Noninterest income totaled $2.4 million and $2.1 million for the three months ended June 30, 2000 and 1999, respectively. The increase was due to increased fee income, partially offset by losses on sales of securities in the 2000 period and reduced gains from the sale of mortgages to the secondary market. During the quarter ended June 30, 2000, the Bank realized investment losses of $29,000 compared to a $97,000 gain in three months ended June 30, 1999. The decreased gains from the sale of mortgages to the secondary market reflects management's decision to retain fixed-rate mortgages in order to grow the loan portfolio, despite the inherent interest rate risk in a rising interest rate environment. During the three months ended June 30, 2000, the Bank sold $1.9 million of loans to the secondary market, realizing gains of $51,000, compared to sales of $2.2 million in the three months ended June 30, 1999, which generated gains of $74,000. Fee income from service charges and account fees was $2.0 million for the three months ended June 30, 2000 compared to $1.4 million for the three months ended June 30, 1999. Income from service charges and fees increased $112,000 due to growth in merchant services operations, $232,000 from increased fees and number of transaction accounts, and increased loan fees of $47,000. Other fee income decreased from $471,000 for the three months ended June 30, 1999 to $431,000 for the three months ended June 30, 2000 and reflects decreased fees earned from brokerage services and rental income.

     Noninterest Expense. Noninterest expense increased $873,000, or 9.3%, for the three months ended June 30, 1999 from $9.4 million for the three months ended June 30, 1999 to $10.3 million for the three months ended June 30, 2000. The increase in noninterest expense for the quarter was primarily due to charges associated with the restructuring of the Company's compensation plans to align them with other publicly-traded financial institutions and holding companies, and to a lesser extent, additional expenses associated with general business growth. Wages and compensation reflect merit and promotional awards, increased staff and sales incentives related to mortgage production in the second quarter of 2000. Benefits increased due to new benefit plans adopted and increased health insurance costs. Other operating expense increases were related to costs associated with the Bank's new in-house check imaging system and increased loan servicing expenses.

     Provision for Income Taxes. The effective tax rate was 33.1% for the three months ended June 30, 2000 and 32.0% for the three months ended June 30, 1999.

     Comparison of Operating Results for the Six Months Ended June 30, 2000 and
     --------------------------------------------------------------------------
     1999
     ----

     Net Loss. The net loss for the six months ended June 30, 2000 was $1.1 million compared to net income of $5.2 million, a decrease of $6.3 million, or 122%. The operating results for the six months ended June 30, 2000 include a $8.3 million contribution to fund SBM Charitable Foundation, Inc. with shares of Company stock, which was recorded as an expense by the Company, expenses related to the restructuring of the Company's compensation plans, securities losses realized to reposition the investment portfolio and other related expenses which reflect the formation of a publicly-traded financial institution, partially offset by a $3.8 million increase in net interest income.

     Net Interest Income. Net interest income increased $3.8 million, or 18.5%, to $24.3 million for the six months ended June 30, 2000 compared to $20.5 million for the six months ended June 30, 1999. The increase was due to increased average balance for loans and investments, offset partially by lower yields on earning assets, and by increased interest expense on interest bearing deposits, short-term borrowed funds, and advances from Federal Home Loan Bank. The average rate on interest bearing liabilities increased 23 basis points due to a lower average cost on Federal Home Loan Bank advances resulting from the retirement of higher rate advances which matured during 1999. Interest and dividend income increased $7.3 million, or 19.1%, to $45.5 million for the first six months of 2000 from $38.2 million for 1999. The average yield on interest earning assets declined 16 basis points to 7.15% for the six months ended June 30, 2000 from 7.31% for the six months ended June 30, 1999, due to the competitive loan market. Interest income on loans increased $4.7 million, or 14.5%, to $36.7 million for the six months ended June 30, 2000 compared to $32.1 million for the six months ended June 30, 1999. The increase was due to a $131.2 million increase in the average balance of loans outstanding, partially offset by a 9 basis point decrease in the average yield on such loans. Interest and dividend income from investment securities increased $2.6 million or 42.9%, to $8.7 million for the six months ended June 30, 2000 compared to $6.1 million for the six months ended June 30, 1999. The increase in interest and dividend income from investment securities was due to an increase in the average balance of investment securities of $60.0 million, or 30.9%, to $254.4 million for the six months ended June 30, 2000, offset by a 9 basis point decrease in the average yield during the six months ended June 30, 2000.

     Interest expense increased $3.5 million, or 19.7%, to $21.2 million for the six months ended June 30, 2000 from $17.7 million for the six months ended June 30, 1999. The increase reflects an increase in interest expense on short-term borrowed funds and on advances from Federal Home Loan Bank of $1.6 million and increased interest expense of $1.9 million on core deposits. Advances from Federal Home Loan Bank increased from $45.0 million as of June 30, 1999 to $114.0 million at June 30, 2000. Short-term borrowed funds, represented primarily by commercial transactional repurchase agreements, increased to $114.8 million at June 30, 2000 from $91.8 million at June 30, 1999. The average rate paid on Federal Home Loan Bank advances decreased 5 basis points to 6.26% for the six months ended June 30, 2000 from 6.31% for the six months ended June 30, 1999 due to the repayment of several older long-term advances at higher rates. Interest expense on deposits increased $1.9 million, or 11.8%, to $18.2 million for the six months ended June 30, 2000 from $16.3 million for the six months ended June 30, 1999, reflecting a higher interest rate environment for certificates of deposits and borrowings.

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


                                                                     For the Six Months Ended June 30,
                                                 ------------------------------------------------------------------------

                                                              2000                                  1999
                                                 ----------------------------------  ------------------------------------

                                                 Average                 Average       Average                 Average
                                                 Balance    Interest    Yield/Rate     Balance    Interest    Yield/Rate
                                                ---------  ----------  ------------  ----------  ----------  ------------
                                                            (Dollars in thousands)

Interest-earning assets:
   Loans (1):
      Real estate...........................    $  758,729  $27,634            7.32% $  652,284   $24,347           7.53%
      Consumer..............................        75,013    3,022            8.10      70,758     2,647           7.54
      Commercial............................       138,754    6,078            8.81     118,271     5,077           8.66
                                                ----------  -------                  ----------   -------
         Total loans........................       972,496   36,734            7.60     841,313    32,071           7.69
   Mortgage-backed securities (2)...........        50,985    1,860            7.34      34,866     1,139           6.59
   Investment securities (3):
      U.S. Government and agency
         obligations........................        81,795    2,663            6.55      66,498     1,956           5.93
      Corporate securities..................        48,532    1,576            6.53      40,757     1,231           6.09
      Marketable equity securities..........        51,400      436            1.71      30,107       577           3.86
      Other equity securities...............           432        -               -         406         -              -
      Asset-backed securities...............        21,214      687            6.51      21,700       683           6.35
   Other interest-bearing assets:
      Federal Home Loan Bank stock..........         6,298      202            6.45       5,909       189           6.45
      Federal funds sold....................        44,864    1,309            5.87      11,286       337           6.02
                                                ----------  -------                  ----------   -------
         Total interest-earning assets......     1,278,016  $45,467            7.15   1,052,842   $38,183           7.31
                                                            =======                               =======
   Noninterest-earning assets...............        40,410                               63,729
                                                ----------                          -----------
         Total assets.......................    $1,318,426                          $ 1,116,571
                                                ==========                          ===========

Interest-bearing liabilities:
   Deposits:
      NOW accounts..........................    $  115,393  $   818            1.43 $  108,860    $   740           1.37
      Savings and money market accounts.....       313,070    4,121            2.65    268,552      3,180           2.39
      Certificates of deposit...............       435,425   11,401            5.27    441,872     11,090           5.06
      Escrow deposits.......................         6,280       85            2.72      6,679         80           2.42
                                                ----------  -------                 ----------    -------
         Total interest-bearing deposits....       820,168   16,425            3.80    825,963     15,090           3.68
   Short-term borrowed funds................       108,600    1,787            3.31     83,353      1,196           2.89
   Advances from FHLB.......................        95,333    2,968            6.26     45,000      1,407           6.31
                                                ----------  -------                 ----------    -------
         Total interest-bearing
           liabilities......................     1,074,101  $21,180            3.97    954,316    $17,693           3.74
                                                            =======                               =======
   Non-interest bearing liabilities.........        66,150                              47,091
                                                ----------                          ----------
         Total liabilities..................     1,140,251                           1,001,407
   Capital..................................       178,175                             115,164
                                                ----------                         -----------
         Total liabilities and capital......    $1,318,426                          $1,116,571
                                                ==========                         ===========
   Net interest-earning assets..............    $  203,915                          $   98,526
                                                ==========                         ===========
   Net interest income......................                $24,287                               $20,490
                                                            =======                              ========
   Interest rate spread (4).................                                   3.18                                 3.57
   Net interest margin (5)..................                                   3.82                                 3.92
   Ratio of interest-earning assets to
      interest-bearing liabilities..........                                 118.98                               110.32

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


                                      Six Months Ended June 30, 2000 Compared to
                                              Six Months Ended June 30, 1999
                                     ----------------------------------------------
                                       Increase (Decrease) Due to
                                     -------------------------------
                                       Rate                  Volume           Net
                                     -------               ---------         ------

Interest-earning assets:
   Loans:
    Real estate....................  $  (638)                 $3,925         $3,287
    Consumer.......................      210                     165            375
    Commercial.....................      112                     889          1,001
                                     -------                  ------         ------
        Total loans................     (316)                  4,979          4,663
   Mortgage-backed securities......      164                     557            721
   Investment securities...........     (248)                  2,148          1,900
                                     -------                  ------         ------
        Total interest-earning
         assets....................  $  (400)                 $7,684         $7,284
                                     =======                  ======         ======

Interest-bearing liabilities:
   Deposits:
    Demand accounts................  $    33                  $   45         $   78
    Savings........................      394                     552            946
    Certificates of deposit........      476                    (165)           311
                                     -------                  ------         ------
        Total deposits.............      903                     432          1,335
   Advances from Federal
       Home Loan Bank..............       (9)                  1,570          1,561
   Other borrowings................      202                     389            591
                                     -------                  ------         ------
        Total interest-bearing
         liabilities...............  $ 1,096                  $2,391         $3,487
                                     =======                  ======         ======

Increase (decrease) in net
    interest income................  $(1,496)                 $5,293         $3,797
                                     =======                  ======         ======

     Provision for Loan Losses. The provision for loan losses was $450,000 for the six months ended June 30, 2000 compared to $300,000 for the six months ended June 30, 1999. For the six months ended June 30, 2000, management increased the provision by $150,000 to reflect the continued growth of the Bank's loan portfolio. The allowance for loan losses as 1.12% of total loans and 128.9% of nonperforming loans at June 30, 2000 compared to 1.23% and 153.9%, respectively, at June 30, 1999.

     The allowance for loan losses is maintained at a level believed by management to be adequate to absorb losses in the portfolio. Management's determination of the adequacy of the allowance is based upon an evaluation of individual loans and the overall risk characteristics of the loan portfolio, the financial condition of borrowers and guarantors, past loss experience, current real estate and economic conditions, the composition and size of the portfolio, credit risks, the value of underlying collateral and other factors. Based on a review of these factors, management has decided to increase future additions to the allowance by increasing the Company's quarterly provision for loan losses to $375,000 beginning in the quarter ending September 30, 2000. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover probable losses inherent in its loan portfolio at this time, no assurances can be given that the allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

     Noninterest Income. Noninterest income totaled $2.9 million and $4.5 million for the six months ended June 30, 2000 and 1999, respectively. The decrease was due to the combined effect of losses realized on sales of securities in a program to reposition the investment portfolio and reduced gains from the sale of mortgages to the secondary market. During the six months ended June 30, 2000, the Bank realized investment losses of $1.8 million compared to a $543,000 gain for the six months ended June 30, 1999. The decreased gains from the sale of mortgages to the secondary market reflects management's decision to retain fixed-rate mortgages in order to grow the loan portfolio. During the six months ended June 30, 2000, the Bank sold $2.8 million of loans to the secondary market, realizing gains of $90,000, compared to sales of $13.4 million in the six months ended June 30, 1999, which generated gains of $370,000. Fee income from service charges and account fees was $3.6 million for the six months ended June 30, 2000 compared with $2.8 million for the six months ended June 30, 1999. Other fee income increased from $852,000 for the six months ended June 30, 1999 to $1.0 million for the six months ended June 30, 2000 and reflects increased fees earned from brokerage services and other fee income from rental income.

     Noninterest Expense. Noninterest expense increased $11.3 million, or 66.1%, to $28.5 million for six months ended June 30, 2000 from $17.1 million for the six months ended June 30, 1999. The increase in noninterest expense is primarily due to the $8.3 million expense recorded by the Company to fund SBM Charitable Foundation, Inc., with shares of Company stock. The increase in noninterest expense for the first six months of 2000 (exclusive of the contribution to the charitable foundation) was primarily due to charges associated with the restructuring of the Company's compensation plans to align them with other publicly-traded financial institutions and holding companies, and to a lesser extent, additional expenses associated with general business growth. The increase in salaries of $900,000 from $7.0 million to $7.9 million reflects merit and promotional awards, increased staff and sales incentives related to mortgage production in the first half of 2000. Pension and employee benefits increased $800,000 from $2.0 million to $2.8 million due to new benefit plans adopted and increased health insurance costs. Fees and services paid increased $400,000 from $1.7 million to $2.1 million due to expenses associated with becoming a public company. Higher marketing expenses of $400,000 in the first six months of 2000 reflects the development of a new marketing campaign. Other operating expense increases were related to costs associated with the Bank's new in-house check imaging system, Year 2000 expenses for armored car and automatic teller machines, increased loan servicing expenses, and Merchant Service Center expenses.

     Provision for Income Taxes. The effective tax rate was 32.8% for the six months ended June 30, 2000 and 32.0% for the six months ended June 30, 1999.

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

     The Bank's primary investing activities are (1) originating residential one-to four-family mortgage loans and, to a lesser extent, commercial business and real estate loans, multi-family loans, single-family construction loans, home equity loans and lines of credit and consumer loans and (2) investing in mortgage-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposit growth and Federal Home Loan Bank of Boston advances. During the six months ended June 30, 2000, the Bank's loan originations totaled $79.9 million. For the six months ended June 30, 2000, the Bank purchased investments in mortgage-backed securities, U.S. Government and agency obligations and corporate securities and debt obligations totaling $176.0 million. The Bank experienced a net increase in total deposits of $12.2 million for the six months ended June 30, 2000. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Company closely monitors its liquidity position on a daily basis. If the Company should require additional funds, additional funds are available through Federal Home Loan Bank advances and through repurchase agreement borrowing facilities.

     Outstanding commitments for all loans and unadvanced construction loans and lines of credit totaled $167.0 million at June 30, 2000. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that are scheduled to mature in one year or less from June 30, 2000 totaled $276.0 million. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. Occasionally, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank's historical experience with deposit retention, management believes that a significant portion of its deposits will remain with the Bank.

     SBM must satisfy various regulatory capital requirements administered by the federal banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2000, SBM exceeded all of its regulatory capital requirements with a leverage capital level of $164.2 million, or 12.3% of average assets, which is above the required level of $53.4 million, or 4.0%, and risk-based capital of $175.3 million, or 18.9% of risk weighted assets, which is above the required level of $74.3 million, or 8.0%. SBM is considered "well capitalized" under regulatory guidelines.

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

Impact of New Accounting Standards

     For a discussion of accounting standards, see Note 2 of Notes to Condensed Consolidated Financial Statements (unaudited).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
        -----------------------------------------------------------

     At June 30, 2000, there have been no material changes in information regarding quantitative and qualitative disclosure about market risk from the information presented as of December 31, 1999 in the Company's Form 10-K.

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

         None.

Item 5.  Other Information.
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

    (a)  Exhibits

   2.1 Amended Provisional Plan of Conversion for Connecticut Bankshares, M.H.C. and The Savings Bank of Manchester (including the Amended and Restated Stock Articles of Incorporation and Bylaws of The Savings Bank of Manchester) (1)
   3.1   Certificate of Incorporation of Connecticut Bancshares, Inc. (1)
   3.2   Amended and Restated Bylaws of Connecticut Bancshares, Inc.
   10.1  Employment Agreement between The Savings Bank of Manchester and Richard
         P. Meduski (2)
   10.2  Employment Agreement between The Savings Bank of Manchester and Charles
         L. Pike (2)
   10.3  Employment Agreement between The Savings Bank of Manchester and Douglas
         K. Anderson (2)
   10.4  Employment Agreement between The Savings Bank of Manchester and Roger
         A. Somerville (2)
   10.5 Employment Agreement between The Savings Bank of Manchester and Nicholas B. Mason (2)
   10.6  Employment Agreement between Connecticut Bancshares, Inc. and Richard
         P. Meduski (2)
   10.7  Employment Agreement between Connecticut Bancshares, Inc. and Charles
         L. Pike (2)
   10.8  Employment Agreement between Connecticut Bancshares, Inc. and Douglas
         K. Anderson (2)
   10.9 Employment Agreement between Connecticut Bancshares, Inc. and Roger A. Somerville (2)
   10.10 Employment Agreement between Connecticut Bancshares, Inc. and Nicholas
         B. Mason (2)
   10.11 Employment Agreement between The Savings Bank of Manchester and
         Thomas A. Bailey (2)
   27.0  Financial Data Schedule
   _____________________________
   (1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-90865.
   (2) Incorporated by reference into this document from the 1999 Annual Report on Form 10-K filed on March 30, 2000.

    (b)  Reports on Form 8-K

         None.

CONFORMED
                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    CONNECTICUT BANCSHARES, INC.


Dated: August 10, 2000     By: /s/ Richard P. Meduski
                               -------------------------------------------------
                               Richard P. Meduski
                               President and Chief Executive Officer
                               (principal executive officer)

Dated: August 10, 2000     By: /s/ Nicholas B. Mason
                               -------------------------------------------------
                               Nicholas B. Mason
                               Senior Vice President and Chief Financial Officer (principal financial and accounting officer)



27