Form 10-Q
period 2000-09-30
CONNECTICUT BANCSHARES INC/DE
filed 2000-11-14
CIK 1097882

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                        Commission File Number 0-28389


                         CONNECTICUT BANCSHARES, INC.
-------------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)


Delaware                                                        06-1564613
-------------------------------------------------------------------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           Identification No.)


923 Main Street, Manchester, Connecticut                               06040
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

Yes [X]    No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the Issuer had 11,232,000 shares of common stock, par value $0.01 per share, outstanding as of November 9, 2000.

CONNECTICUT BANCSHARES, INC.
FORM 10-Q

INDEX

                                                                                Page
                                                                                ----
PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Condition as of
        September 30, 2000 and December 31, 1999 (unaudited)...................   2

        Condensed Consolidated Statements of Operations for the Three
        Months Ended September 30, 2000 and 1999 (unaudited)...................   3

        Condensed Consolidated Statements of Operations for the
        Nine Months Ended September 30, 2000 and 1999 (unaudited)..............   4

        Condensed Consolidated Statement of Changes in Stockholders'
        Equity for the Nine Months Ended September 30, 2000 (unaudited)........   5

        Condensed Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 2000 and 1999 (unaudited)..............   6

        Notes to Condensed Consolidated Financial Statements
        (unaudited)............................................................   7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations....................................  11

Item 3. Quantitative and Qualitative Disclosures About Market Risk.............  24


PART II:  OTHER INFORMATION

Item 1. Legal Proceedings......................................................  25
Item 2. Changes in Securities and Use of Proceeds..............................  25
Item 3. Defaults Upon Senior Securities........................................  25
Item 4. Submission of Matters to a Vote of Security Holders....................  25
Item 5. Other Information......................................................  26
Item 6. Exhibits and Reports on Form 8-K.......................................  26

SIGNATURES.....................................................................  27

PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements.
          --------------------


CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Condition
(In thousands, except share amounts)

                                                                                September 30,      December 31,
ASSETS                                                                               2000              1999
                                                                                     ----              ----
                                                                                           (unaudited)
Cash and cash equivalents                                                         $   51,661        $   26,678
Securities available for sale (cost of $272,970 at September 30, 2000
 and $165,802 at December 31, 1999)                                                  293,430           181,854
Securities held to maturity (market value of $44,998
 at December 31, 1999)                                                                     -            46,060
Loans held for sale                                                                        6                38
Loans, net                                                                         1,000,846           938,340
Federal Home Loan Bank stock, at cost                                                  6,654             5,909
Premises and equipment, net                                                           13,627            14,436
Accrued interest receivable                                                            8,583             6,900
Other real estate owned                                                                   64               604
Excess of purchase price over fair value on branch acquisitions                        2,074             2,398
Other assets                                                                           3,846             4,581
                                                                                  ----------        ----------
         Total assets                                                             $1,380,791        $1,227,798
                                                                                  ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                          $  904,188        $  906,591
Short-term borrowed funds                                                            109,088            95,814
Mortgagors' escrow accounts                                                            4,501             8,674
Advances from Federal Home Loan Bank                                                 124,000            84,000
Other liabilities                                                                     10,532             9,496
                                                                                  ----------        ----------
         Total liabilities                                                         1,152,309         1,104,575
                                                                                  ----------        ----------

Commitments and contingencies (Note 3)

Stockholders' equity:
 Common stock ($.01 par value; 45,000,000 authorized shares;
   11,232,000 shares issued and outstanding at September 30, 2000)                       112                 -
 Additional paid-in capital                                                          108,154                 -
 Retained earnings                                                                   115,372           112,308
 ESOP unearned compensation                                                           (8,840)                -
 Accumulated other comprehensive income                                               13,684            10,915
                                                                                  ----------        ----------
         Total stockholders' equity                                                  228,482           123,223
                                                                                  ----------        ----------
         Total liabilities and stockholders' equity                               $1,380,791        $1,227,798
                                                                                  ==========        ==========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(In thousands, except share amounts)

                                                                     Three Months Ended
                                                                 September 30,  September 30,
                                                                     2000           1999
                                                                     ----           ----
                                                                         (unaudited)
Interest and dividend income:
 Interest income on loans                                           $19,577        $16,881
 Interest and dividends on investment securities                      4,935          3,050
                                                                    -------        -------
    Total interest and dividend income                               24,512         19,931
                                                                    -------        -------

Interest expense:
 Interest on deposits                                                 8,439          7,832
 Interest on borrowings                                                 958            708
 Interest on FHLB advances                                            1,884            925
                                                                    -------        -------
    Total interest expense                                           11,281          9,465
                                                                    -------        -------

Net interest income                                                  13,231         10,466
Provision for loan losses                                               375            650
                                                                    -------        -------
Net interest income after provision for loan losses                  12,856          9,816
                                                                    -------        -------

Noninterest income:
 Service charges and fees                                             2,037          1,352
 Gains (losses) on sales of securities, net                             794           (428)
 Gains on mortgage loan sales, net                                      118            111
 Other                                                                  468            315
                                                                    -------        -------
    Total noninterest income                                          3,417          1,350
                                                                    -------        -------

Noninterest expense:
 Salaries                                                             4,005          3,621
 Pension and other employee benefits                                  1,506          1,098
 Occupancy, net                                                         752            868
 Fees and services                                                    1,308          1,139
 Furniture and equipment                                                722            751
 Marketing                                                              219            460
 Foreclosed real estate expense                                          53             77
 Losses (gains) on sales of other real estate owned, net                  2             (3)
 Other operating expenses                                             1,435          1,366
                                                                    -------        -------
    Total noninterest expense                                        10,002          9,377
                                                                    -------        -------

 Income before income taxes                                           6,271          1,789
 Provision for income taxes                                           2,073            573
                                                                    -------        -------
    Net income                                                      $ 4,198        $ 1,216
                                                                    =======        =======

Earnings per share:
 Basic                                                              $  0.40            N/A
 Diluted                                                            $  0.40            N/A

Weighted average shares outstanding:
 Basic                                                           10,370,880            N/A
 Diluted                                                         10,370,880            N/A

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(In thousands)

                                                                      Nine Months Ended
                                                                  September 30,  September 30,
                                                                     2000             1999
                                                                     ----           ----
                                                                         (unaudited)
Interest and dividend income:
 Interest income on loans                                           $56,311          $48,950
 Interest and dividends on investment securities                     13,668            9,164
                                                                    -------          -------
    Total interest and dividend income                               69,979           58,114
                                                                    -------          -------

Interest expense:
 Interest on deposits                                                24,862           22,922
 Interest on borrowings                                               2,746            1,904
 Interest on FHLB advances                                            4,853            2,332
                                                                    -------          -------
    Total interest expense                                           32,461           27,158
                                                                    -------          -------

Net interest income                                                  37,518           30,956
Provision for loan losses                                               825              950
                                                                    -------          -------
Net interest income after provision for loan losses                  36,693           30,006
                                                                    -------          -------

Noninterest income:
 Service charges and fees                                             5,666            4,107
 (Losses) gains on sales of securities, net                            (990)             115
 Gains on mortgage loan sales, net                                      207              481
 Other                                                                1,475            1,167
                                                                    -------          -------
    Total noninterest income                                          6,358            5,870
                                                                    -------          -------

Noninterest expense:
 Salaries                                                            11,985           10,652
 Pension and other employee benefits                                  4,328            3,096
 Occupancy, net                                                       2,291            2,481
 Fees and services                                                    3,454            2,842
 Furniture and equipment                                              2,209            2,278
 Marketing                                                            1,438            1,291
 Foreclosed real estate expense                                         204              217
 (Gains) losses on sales of other real estate owned, net                (40)              41
 Securities contributed to SBM Charitable Foundation, Inc.            8,316                -
 Other operating expenses                                             4,282            3,616
                                                                    -------          -------
    Total noninterest expense                                        38,467           26,514
                                                                    -------          -------

 Income before income taxes                                           4,584            9,362
 Provision for income taxes                                           1,520            2,997
                                                                    -------          -------
    Net income                                                      $ 3,064          $ 6,365
                                                                    =======          =======

Earnings per share:
 Basic                                                                  N/A              N/A
 Diluted                                                                N/A              N/A

Weighted average shares outstanding:
 Basic                                                                  N/A              N/A
 Diluted                                                                N/A              N/A

4
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Stockholders' Equity For the Nine Months Ended September 30, 2000 (unaudited)
(Dollars in thousands)

                                                                                                        Accumulated
                                                                 Additional                 ESOP           Other
                                                Common Stock      Paid-In    Retained     Unearned     Comprehensive
                                               Shares    Amount   Capital    Earnings   Compensation      Income        Total
                                             ----------  ------  ----------  ---------  -------------  -------------  ---------
BALANCE, December 31, 1999
  (unaudited)                                         -  $    -  $        -  $ 112,308  $           -  $      10,915  $ 123,223
                                             ----------  ------  ----------  ---------  -------------  -------------  ---------

     Proceeds from issuance of
       common stock in connection
       with conversion, after expenses of
       approximately $4,300                  10,400,000     104      99,714          -         (9,305)             -     90,513
                                             ----------  ------  ----------  ---------  -------------  -------------  ---------

     Common stock issued to SBM
       Charitable Foundation, Inc.              832,000       8       8,308          -             -               -      8,316
                                             ----------  ------  ----------  ---------  ------------   -------------   --------

     Change in ESOP unearned
       compensation                                   -       -         132          -           465               -        597

     Comprehensive income:
       Net income                                     -       -           -      3,064             -               -      3,064
       Change in unrealized gain on
        securities available for sale,
        net of taxes                                  -       -           -          -             -           2,769      2,769
                                             ----------  ------  ----------  ---------  ------------   -------------   --------
  Total comprehensive income                          -       -           -      3,064             -           2,769      5,833
                                             ----------  ------  ----------  ---------  ------------   -------------   --------

BALANCE, September 30, 2000
  (unaudited)                                11,232,000  $  112  $  108,154  $ 115,372  $     (8,840)  $      13,684   $228,482
                                             ==========  ======  ==========  =========  ============   =============   ========

5
The accompanying notes are an integral part of this unaudited condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(In thousands)

                                                                                          Nine Months Ended
                                                                                   September 30,          September 30,
                                                                                       2000                   1999
                                                                                       ----                   ----
                                                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                          $   3,064              $   6,365
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Securities contributed to SBM Charitable Foundation, Inc.                            8,316                      -
    Provision for loan losses                                                              825                    950
    Depreciation                                                                         1,940                  1,994
    Amortization/accretion -
      Premium on deposits                                                                  324                    324
      Premium on loans and bonds                                                           191                    471
    Net (gains) losses on sales of other real estate owned                                 (40)                    41
    Losses (gains) on sales of securities, net                                             990                   (115)
    Gains on mortgage loan sales, net                                                     (207)                  (481)
    Change in ESOP unearned compensation                                                   597                      -
    Changes in operating assets and liabilities -
      Accrued interest receivable                                                       (1,683)                  (772)
      Other assets                                                                         735                   (985)
      Other liabilities                                                                   (433)                (6,888)
                                                                                     ---------              ---------
       Net cash provided by operating activities                                        14,619                    904
                                                                                     ---------              ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan originations and purchases, net of repayments                                    (69,031)              (121,474)
 Proceeds from sales of loans                                                            4,848                 17,024
 Proceeds from maturities of held to maturity securities                                     -                  3,578
 Proceeds from maturities of available for sale securities                              27,729                 20,375
 Proceeds from sales of available for sale securities                                   86,209                  5,507
 Purchases of available for sale securities                                           (182,814)               (19,860)
 Purchases of Federal Home Loan Bank stock                                                (745)                     -
 Purchases of held to maturity securities                                                    -                 (6,876)
 Proceeds from principal payments of mortgage-
     backed securities                                                                   7,469                 10,570
 Proceeds from sales of other real estate owned                                            620                  1,085
 Purchases of premises and equipment                                                    (1,133)                (1,091)
                                                                                     ---------              ---------
       Net cash used in investing activities                                          (126,848)               (91,162)
                                                                                     ---------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock                                             90,513                      -
 Net increase in savings, money market, NOW and                                         19,700                 25,695
     demand deposits
 Net (decrease) increase in certificates of deposit                                    (22,103)                 1,832
 Net increase in short-term borrowed funds                                              13,275                 15,232
 Decrease in mortgagors' escrow accounts                                                (4,173)                (2,061)
 Increase in advances from Federal Home Loan Bank                                       40,000                 42,896
                                                                                     ---------              ---------
       Net cash provided by financing activities                                       137,212                 83,594
                                                                                     ---------              ---------
       Net increase (decrease) in cash and cash
         equivalents                                                                    24,983                 (6,664)

CASH AND CASH EQUIVALENTS, beginning of period                                          26,678                 45,048
                                                                                     ---------              ---------
CASH AND CASH EQUIVALENTS, end of period                                             $  51,661              $  38,384
                                                                                     =========              =========
SUPPLEMENTAL INFORMATION:
 Cash paid for -
   Interest and dividends                                                            $  32,811              $  27,419
   Income taxes                                                                          2,250                  3,200
 Non-cash transactions -
   Transfers from loans to other real estate owned                                          79                    326

6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Financial Statements Presentation

     The accompanying condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for Connecticut Bankshares, M.H.C. (MHC) and subsidiary included in Connecticut Bancshares, Inc.'s Form 10-K for the year ended December 31, 1999. The results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

     Business

     The Company does not transact any material business other than through the Bank. The Company used 50% of the net proceeds from the conversion to buy all of the common stock of SBM and retained the remaining 50% (see Note 3), which primarily were invested in fixed income securities. The Bank, with its main office located in Manchester, Connecticut, operates through twenty-three branches located primarily in eastern Connecticut. The Bank's primary source of income is interest received on loans to customers, which include small and middle market businesses and individuals residing within the Bank's service area. As discussed in Note 3, MHC adopted a Plan of Conversion pursuant to which, in March 2000, MHC merged into SBM, with SBM being the surviving corporation, and SBM continuing as a state-chartered stock savings bank and a wholly-owned subsidiary of the Company.

     Earnings per share

     Basic earnings per share represents income available to stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued. For the three and nine months ended September 30, 2000, the Bank had no outstanding dilutive securities. Earnings per share data is not presented in these condensed consolidated financial statements for the nine months ended September 30, 2000 or the three and nine months ended September 30, 1999 since shares of common stock were not issued until March 1, 2000 and therefore per share information is not meaningful.

     The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (dollars in thousands):

                                                      Three Months Ended                      Nine Months Ended
                                                 September 30,      September 30,      September 30,    September 30,
                                                     2000               1999               2000             1999
                                                     ----               ----               ----             ----
                                                                               (Unaudited)
     Net income                                   $     4,198            N/A                N/A               N/A

     Weighted average shares outstanding:
        Weighted average shares outstanding        11,232,000            N/A                N/A               N/A
        Less: unearned ESOP shares                    861,120            N/A                N/A               N/A
                                                  -----------

            Basic                                  10,370,880            N/A                N/A               N/A
                                                  -----------

            Diluted                                10,370,880            N/A                N/A               N/A
                                                  -----------

     Earnings per share:

            Basic                                 $      0.40            N/A                N/A               N/A
            Diluted                               $      0.40            N/A                N/A               N/A

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

     The Bank early adopted SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivatives and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133", on January 1, 2000. In connection with the adoption, the Bank reclassified all held to maturity investments to available for sale as allowed by SFAS No. 133. In March 2000, the Bank realized approximately $72,000 on the sale of an interest rate cap, which amount is included in other noninterest income in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2000. As of September 30, 2000, the Bank did not have any other derivative instruments.

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

   The Plan provided for the establishment of an additional charitable foundation, SBM Charitable Foundation, Inc. (the New Foundation) in connection with the conversion. The New Foundation was funded with a contribution of 832,000 common shares, or an amount equal to 8% of the common stock sold in the conversion. This contribution resulted in the recognition of an expense of $8.3 million in March 2000, related to the fair value of the shares contributed, which is reflected as such in the accompanying condensed consolidated statement of operations. The New Foundation is dedicated to charitable purposes within the Bank's local community, including community development activities.

   In October 2000, the Bank established the Connecticut Bancshares, Inc. 2000 Stock-Based Incentive Plan (the Stock Plan) to attract and retain qualified personnel in key positions and to provide employees with an interest in the Company as an incentive to contribute to its success.

   The Stock Plan authorizes the granting of options to purchase common stock of the Company and awards of restricted shares of common stock. All employees and non-employee directors of the Company are eligible to receive awards under the Stock Plan. The Stock Plan will be administered by a committee (the Committee). Subject to certain regulatory conditions, the Committee has the authority to determine the amount of options granted to any individual and the dates on which each option will become exercisable. The exercise price of all options will be determined by the Committee but will be at least 100% of the fair market value of the underlying common stock at the time of the grant. In addition, subject to certain regulatory conditions, the Committee has the authority to determine the amounts of restricted stock awards granted to any individual and the dates on which restricted stock awards granted will vest or any other conditions which must be satisfied before vesting. As of November 9, 2000, the Company had not granted any options or restricted stock awards under the Stock Plan.

   Effective upon the conversion, the Company entered into employment and change in control agreements with certain executives and certain eligible employees of the Company and the Bank. The agreements include, among other things, provisions for minimum annual compensation and certain lump-sum severance payments in the event of a "change in control" of approximately $17.4 million.

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

(4)  LOANS

     Loans are summarized as follows (in thousands):

                                                  September 30,   December 31,
                                                       2000           1999
                                                       ----           ----

     Residential mortgages                         $  602,643       $549,950
     Commercial real estate mortgages                 186,524        190,885
     Commercial business loans                        144,746        134,550
     Installment loans                                 78,494         73,572
                                                   ----------       --------

     Total loans                                    1,012,407        948,957
     Less - Allowance for loan losses                 (11,561)       (10,617)
                                                   ----------       --------

         Total loans, net                          $1,000,846       $938,340
                                                   ==========       ========

     A summary of the allowance for loan losses is as follows (in thousands):

                                                       Nine
                                                   Months Ended     Year Ended
                                                   September 30,   December 31,
                                                       2000           1999
                                                    ----------       --------

     Balance, beginning of period                   $   10,617       $ 10,585
     Provision for loan losses                             825          1,100
     Loans charged off                                    (126)        (1,360)
     Recoveries                                            245            292
                                                    ----------       --------

     Balance, end of period                         $   11,561       $ 10,617
                                                    ==========       ========

     Nonperforming assets were approximately $9.3 million and $12.1 million at September 30, 2000 and December 31, 1999, respectively. During 1999, the Bank added two large lending relationships totaling $10.0 million to nonperforming loans. One of these lending relationships was a commercial mortgage with an outstanding balance of $4.3 million. The Bank received full repayment of the principal on this loan on April 25, 2000. The second of these two relationships, the Bank's largest residential development relationship, had an outstanding balance of $5.7 million as of December 31, 1999. During the first nine months of 2000, this loan was paid down by $1.5 million to $4.2 million.

(5)  DEPOSITS

     Deposits were as follows:

                                                                        September 30,  December 31,
                                                                            2000           1999
                                                                            ----           ----
                                                                               (in thousands)
     Certificates of Deposit:
       One to twelve-month certificates                                   $281,739       $210,597
       One to five year certificates                                        91,520        179,261
       Time certificates in denominations of $100,000 or more (1)           54,985         60,489
                                                                          --------       --------

                                                                           428,244        450,347
                                                                          --------       --------

                                                   September 30,   December 31,
                                                      2000           1999
                                                      ----           ----
                                                        (in thousands)

     Savings accounts                                219,720        223,656
     Money market accounts                            75,932         68,532
     NOW accounts                                    120,233        112,741
     Demand deposits                                  60,059         51,315
                                                    --------       --------

       Total deposits                               $904,188       $906,591
                                                    ========       ========

(1)  Deposit balances in excess of $100,000 are not federally insured.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations.
--------------

     The following analysis discusses changes in the financial condition and results of operations for the three and nine months ended September 30, 2000 and 1999, and should be read in conjunction with Connecticut Bancshares, Inc. and subsidiary's condensed consolidated financial statements and the notes thereto, appearing elsewhere herein.

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

General

     The Bank's results of operations depend primarily on net interest income, which represents the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. The Bank also generates noninterest income primarily from fees charged on customers' accounts and fees earned on activities such as investment services provided through a third party registered broker-dealer. The Bank's noninterest expenses primarily consist of employee compensation and benefits, occupancy expense, marketing and other operating expenses. The Bank's results of operations are also affected by general economic and competitive conditions, notably changes in market interest rates, government policies and regulations. SBM exceeded all of its regulatory capital requirements at September 30, 2000.

Comparison of Financial Condition at September 30, 2000 and December 31, 1999
-----------------------------------------------------------------------------

     Total assets increased $153.0 million, or 12.5%, to $1.38 billion at September 30, 2000 as compared to $1.23 billion at December 31, 1999. The increase was primarily due to a $25.0 million increase in cash and cash equivalents, a $62.5 million increase in the loan portfolio and a $65.5 million increase in the investment portfolio. The increase in cash and cash equivalents and investments reflects the net proceeds from the public offering which were temporarily invested in Federal funds (cash equivalents) and investments and a program to reposition the Bank's investment portfolio by selling lower yielding fixed income securities and replacing them with higher yielding securities to improve future income. Loans increased due to continued loan demand in most sectors of the loan portfolio, despite a higher interest rate environment. The Bank continues to offer a broad array of loan products to an expanded market area using aggressive marketing efforts such as media advertising and application fee rebate programs. The growth in the loan portfolio was enhanced by management's decision in 1999 to reduce the level of sales of fixed rate residential mortgages to the secondary market. This decision reflects management's reevaluation of the Bank's asset/liability position and desire for fixed rate products, despite the inherent interest rate risk in a rising interest rate environment. Sales of fixed rate loans were $4.8 million in the first nine months of 2000 compared to $17.0 million for the first nine months of 1999. The growth in assets was funded by an increase in short-term borrowed funds of $13.3 million, advances from Federal Home Loan Bank of $40.0 million and net proceeds from the public offering of $90.5 million.

     Commercial loans increased $5.9 million, or 1.8%, from $325.4 million at December 31, 1999, to $331.3 million at September 30, 2000. As of September 30, 2000, commercial loans represented 32.7% of the Bank's loan portfolio. Residential mortgages increased $52.6 million, or 9.6%, from $550.0 million to $602.6 million due to continued loan demand and a reduction in the number of loans that were paid off resulting from rising interest rates. Consumer installment loans increased $4.9 million, or 6.7%, from $73.6 million to $78.5 million.

     Deposits totaled $904.2 million at September 30, 2000, a decrease of $2.4 million, or 0.3%, compared to $906.6 million at December 31, 1999. The deposit decrease reflects a decrease in certificates of deposit of $22.1 million, or 4.9%, from $450.3 million to $428.2 million, due to increasing rate competition, offset by an increase of $7.4 million, or 10.8%, in money market accounts and a $16.2 million, or 9.9%, increase in NOW accounts and demand deposits. Savings accounts decreased $4.0 million, or 1.8%, from $223.7 million to $219.7 million. The increases in money market, NOW, and demand deposit accounts reflect aggressive marketing of both retail and commercial deposit accounts. In addition, the Bank continues to market a short-term transactional repurchase agreement (repo) account to commercial businesses and retail customers. These repo accounts are shown as short-term borrowed funds in the accompanying condensed consolidated statements of condition. Short-term borrowed funds increased $13.3 million, or 13.9%, from $95.8 million to $109.1 million during the first nine months of 2000. Advances from Federal Home Loan Bank increased $40.0 million, or 47.6%, from $84.0 million to $124.0 million to fund loan growth.

     Nonperforming assets totaled $9.3 million at September 30, 2000, compared to $12.1 million at December 31, 1999, a decrease of $2.8 million, or 23.1%. The decrease was partially due to payments on the two large commercial real estate relationships, which were placed on nonaccrual status during 1999. One of these lending relationships was a commercial mortgage with an outstanding balance of $4.3 million as of March 31, 2000. The Bank received full repayment of the principal on this loan on April 25, 2000. The second of these two relationships, the Bank's largest residential development relationship, had an outstanding balance of $5.7 million as of December 31, 1999. During the first nine months of 2000, this relationship was paid down by $1.5 million to $4.2 million. The Bank obtained an appraisal of the collateral as of December 1, 1999 which indicated that the amount outstanding as of September 30, 2000 is realizable. During the quarter ended September 30, 2000, sales of units in the residential development were less than projected by Bank management, and as a result, the Bank requested an updated appraisal for the remaining collateral. As of November 9, 2000, Bank management believes the loans are fully collectible. The Bank is in workout negotiations with the borrower, and if these negotiations fail, the Bank's remaining course of action would be to institute foreclosure proceedings, which could result in a loss to the Bank. Other real estate owned declined $540,000 or 89.4%, from $604,000 to $64,000 during the first nine months of 2000 due to the sale of several properties.

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

     The following table sets forth information regarding nonperforming loans and other real estate owned (dollars in thousands):

                                                                 September 30,     December 31,
                                                                     2000              1999
                                                                     ----              ----
Nonperforming loans:
   Real estate:
      One- to four-family...............................         $       363       $       501
      Commercial and multi-family real estate...........               4,218            10,513
      Consumer..........................................                  82                17
      Commercial........................................               4,542               454
                                                                 -----------       -----------
         Total nonperforming loans......................               9,205            11,485

Other real estate owned.................................                  64               604
                                                                 -----------       -----------
         Total nonperforming assets.....................         $     9,269       $    12,089
                                                                 ===========       ===========

Total nonperforming loans as a percentage of
    total loans ........................................                0.91%            1.21%
                                                                 ===========       ==========
Total nonperforming assets as a percentage
    of total assets.....................................                0.67%            0.98%
                                                                 ===========       ==========

     Total stockholders' equity increased $105.3 million, or 85.4%, to $228.5 million at September 30, 2000 compared to $123.2 million on December 31, 1999. The increase is due primarily to the net proceeds from the stock offering completed on March 1, 2000. Net income of $3.1 million for the nine months ended September 30, 2000 and an increase of $2.8 in accumulated other comprehensive income related to unrealized gains on available for sale securities for the period ended September 30, 2000 and were reflected in the net increase in stockholders' equity.

Comparison of Operating Results for the Three Months Ended September 30, 2000
-----------------------------------------------------------------------------
and 1999
--------

     Net Income. Net income for the quarter ended September 30, 2000 was $4.2 million compared to net income of $1.2 million for the third quarter of 1999. The operating results for the quarter ended September 30, 2000 include a $2.8 million increase in net interest income, primarily due to an increase in interest and dividend income on investment securities of $1.9 million, higher average interest-earning assets and the increasing interest rate environment. Net income was also impacted by higher service charge and fee income of $2.0 million and net realized securities gains of $794,000, offset by higher operating expenses associated with salaries and benefits of $5.5 million, an increase in fees and services paid of $1.3 million, and increased income taxes of $2.1 million.

     The following table presents the amortized cost and fair value of the Bank's securities, by type of security, at the dates indicated (in thousands):

                                                     At September 30, 2000               At December 31, 1999
                                                 ---------------------------         --------------------------
                                                  Amortized            Fair           Amortized            Fair
                                                    Cost               Value            Cost              Value
                                                 ----------            -----         ----------           -----
Debt securities held to maturity:
   Asset-backed securities.................       $       -         $        -      $    17,481        $    17,418
   U.S. Government and agency obligations..               -                  -                -                  -
   Other debt securities...................               -                  -            3,105              2,950
                                                -----------         ----------      -----------        -----------
         Total.............................               -                  -           20,586             20,368
                                                -----------         ----------      -----------        -----------

Debt securities available for sale:
   Asset-backed securities.................          33,440             34,042                -                  -
   U.S. Government and agency obligations..          77,872             78,817           82,486             81,328
   Corporate securities....................          57,990             58,551           33,870             33,345
                                                -----------         ----------      -----------        -----------
         Total.............................         169,302            171,410          116,356            114,673
                                                -----------         ----------      -----------        -----------

Equity securities available for sale:
   Marketable equity securities............          34,776             52,957           32,273             50,545
   Other equity securities.................             432                432              432                432
                                                -----------         ----------      -----------        -----------
         Total.............................          35,208             53,389           32,705             50,977
                                                -----------         ----------      -----------        -----------
         Total debt and equity securities..         204,510            224,799          169,647            186,018
                                                -----------         ----------      -----------        -----------

Total mortgage-backed securities...........          68,460             68,631           42,215             40,834
                                                -----------         ----------      -----------        -----------
         Total investment securities.......       $ 272,970         $  293,430      $   211,862        $   226,852
                                                  =========         ==========      ===========        ===========

     Net Interest Income. Net interest income increased $2.7 million, or 25.7%, to $13.2 million for the third quarter of 2000 compared to $10.5 million for the third quarter of 1999. The increase was primarily a result of higher interest income from an increase in average interest-earning assets and increasing interest yields on loans and investments, partially offset by an increase in the average cost of funds on interest bearing liabilities and increased short-term borrowings and advances from Federal Home Loan Bank. Interest and dividend income increased $4.6 million, or 23.1%, to $24.5 million for the third quarter of 2000 from $19.9 million for 1999. The average yield on interest earning assets increased 31 basis points to 7.33% for the three months ended September 30, 2000 from 7.02% for the three months ended September 30, 1999, due to the higher interest rate environment. Interest income on loans increased $2.7 million, or 16.0%, to $19.6 million for the three months ended September 30, 2000 compared to $16.9 million for the three months ended September 30, 1999. The increase was due to a $105.1 million increase in the average balance of loans outstanding and a 31 basis point increase in the average yield on such loans. Interest and dividend income from investment securities increased $1.9 million, or 63.3%, to $4.9 million for the three months ended September 30, 2000 compared to $3.0 million for the three months ended September 30, 1999. The increase in interest and dividend income from investment securities was due to an increase in the average balance of investment securities of $100.0 million, or 44.0%, to $327.0 million for the quarter ended September 30,

2000 and a 65 basis point increase in the average yield on investment securities during the quarter ended September 30, 2000.

     Interest expense increased $1.8 million, or 18.9%, to $11.3 million for the three months ended September 30, 2000 from $9.5 million for the three months ended September 30, 1999. The increase reflects an increase in interest expense on short-term borrowed funds and on advances from Federal Home Loan Bank of $1.2 million, and increased interest expense of $607,000 on core deposits. Advances from Federal Home Loan Bank increased from $87.9 million as of September 30, 1999 to $124.0 million at September 30, 2000. Short-term borrowed funds, represented primarily by commercial transactional repurchase agreements, increased to $109.1 million at September 30, 2000 from $94.8 million at September 30, 1999. The average rate paid on advances from Federal Home Loan Bank increased 68 basis points to 6.47% for the three months ended September 30, 2000 from 5.79% for the three months ended September 30, 1999 due to higher rates paid on new advances. Interest on deposits increased $600,000, or 7.8%, to $8.4 million for the three months ended September 30, 2000 from $7.8 million for the three months ended September 30, 1999, reflecting a higher interest rate environment for certificates of deposit and money market funds.

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

                                                                 For the Three Months Ended September 30,
                                              -----------------------------------------------------------------------------------
                                                                2000                                     1999
                                              ----------------------------------------   ----------------------------------------
                                                Average                      Average       Average                      Average
                                                Balance        Interest     Yield/Rate     Balance      Interest       Yield/Rate
                                              -----------      --------     ----------   -----------    ---------      ----------
                                                                              (Dollars in thousands)
Interest-earning assets:
   Loans (1):
      Real estate.........................    $   783,108      $ 14,698        7.47%     $   696,725    $  12,597         7.17%
      Consumer............................         77,312         1,603        8.25           72,562        1,510         8.26
      Commercial..........................        143,513         3,276        9.08          129,466        2,774         8.50
                                              -----------      --------        ----      -----------    ---------         ----
         Total loans......................      1,003,933        19,577        7.76          898,753       16,881         7.45
   Mortgage-backed securities (2).........         69,127         1,449        8.34           36,051          583         6.42
   Investment securities (3):
      U.S. Government and agency                   87,301         1,374        6.26           68,291        1,116         6.48
         obligations......................
      Corporate securities................         62,383         1,001        6.38           38,745          582         5.96
      Marketable equity securities........         52,604           252        1.91           43,382          203         1.86
      Other equity securities.............            432             -        -                 432            -         -
      Asset-backed securities.............         34,214           525        6.10           19,467          301         6.13
   Other interest-bearing assets:
      Federal Home Loan Bank stock........          6,654           124        7.41            5,909           96         6.45
      Federal funds sold..................         14,311           210        5.84           14,750          169         4.55
                                              -----------      --------        ----      -----------    ---------         ----
         Total interest-earning assets....      1,330,959      $ 24,512        7.33        1,125,780    $  19,931         7.02
                                                               ========                                 =========
   Noninterest-earning assets.............         36,704                                     45,215
                                              -----------                                -----------
         Total assets.....................    $ 1,367,663                                $ 1,170,995
                                              ===========                                ===========

Interest-bearing liabilities:
   Deposits:
      NOW accounts........................    $   116,619      $    350        1.19%     $   109,124    $     381         1.39%
      Savings and money market accounts...        298,267         2,072        2.76          283,231        2,423         3.39
      Certificates of deposit.............        425,679         5,986        5.59          445,084        4,998         4.46
      Escrow deposits.....................          4,087            31        3.02            4,602           30         2.59
                                              -----------      --------        ----      -----------    ---------         ----
         Total interest-bearing deposits..        844,652         8,439        3.97          842,041        7,832         3.69
   Short-term borrowed funds..............        114,128           958        3.34           94,640          708         2.97
   Advances from FHLB.....................        115,847         1,884        6.47           63,423          925         5.79
                                              -----------      --------        ----      -----------    ---------         ----
         Total interest-bearing
          liabilities.....................      1,074,627      $ 11,281        4.18        1,000,104    $   9,465         3.75
                                                               ========                                 =========
   Non-interest bearing liabilities.......         69,721                                     53,198
                                              -----------                                -----------
         Total liabilities................      1,144,348                                  1,053,302
   Capital................................        223,315                                    117,693
                                              -----------                                -----------
         Total liabilities and capital....    $ 1,367,663                                $ 1,170,995
                                              ===========                                ===========
   Net interest-earning assets............    $   256,332                                $   125,676
                                              ===========                                ===========
   Net interest income....................                     $ 13,231                                 $  10,466
                                                               ========                                 =========
   Interest rate spread (4)...............                                     3.15                                       3.27
   Net interest margin (5)................                                     3.95                                       3.69
   Ratio of interest-earning assets to
      interest-bearing liabilities........                                   123.85                                     112.57

----------------------------

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

                                   Three Months Ended September 30, 2000 Compared to
                                         Three Months Ended September 30, 1999
                                   -------------------------------------------------
                                       Increase (Decrease) Due to
                                      ----------------------------
                                        Rate             Volume             Net
                                        ----             ------             ---
Interest-earning assets:
   Loans:
    Real estate.................        $  511            $1,590            $2,101
    Consumer....................            (6)               99                93
    Commercial..................           192               310               502
                                        ------            ------            ------
        Total loans.............           697             1,999             2,696
   Mortgage-backed securities              253               613               866
   Investment securities........           131               888             1,019
                                        ------            ------            ------
        Total interest-earning
            assets..............        $1,081            $3,500            $4,581
                                        ======            ======            ======

Interest-bearing liabilities:
   Deposits:
    Demand accounts.............        $  (55)           $   24            $  (31)
    Savings.....................          (462)              112              (350)
    Certificates of deposit.....         1,233              (245)              988
                                        ------            ------            ------
        Total deposits..........           716              (109)              607
   Advances from Federal
       Home Loan Bank...........           150               809               959
  Other borrowings..............            95               155               250
                                        ------            ------            ------
        Total interest-bearing
           liabilities..........        $  961            $  855            $1,816
                                        ======            ======            ======

Increase (decrease) in net
    interest income.............        $  120            $2,645            $2,765
                                        ======            ======            ======

     Provision for Loan Losses. The provision for loan losses was $375,000 for the quarter ended September 30, 2000 compared to $650,000 for the quarter ended September 30, 1999. During 1999, the allowance for loan losses was $150,000 per quarter, with an additional $500,000 added during the quarter ended September 30, 1999 to reflect the addition of the two large lending relationships added to nonperforming loans. For the quarter ended September 30, 2000, management increased the provision by $150,000 to reflect the continued growth of the Bank's loan portfolio. The allowance for loan losses was 1.14% of total loans and 125.6% of nonperforming loans at September 30, 2000 compared to 1.17% and 77.2%, respectively, at September 30, 1999.

     The allowance for loan losses is maintained at a level believed by management to be adequate to absorb losses in the portfolio. Management's determination of the adequacy of the allowance is based upon an evaluation of individual loans and the overall risk characteristics of the loan portfolio, the financial condition of borrowers and guarantors, past loss experience, current real estate and economic conditions, the composition and size of the portfolio, credit risks, the value of underlying collateral and other factors. Based on a review of these factors, management has decided to increase future additions to the allowance by increasing the Bank's quarterly provision for loan losses to $375,000 beginning in the quarter ending September 30, 2000. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover probable losses inherent in its loan portfolio at this time, no assurances can be given that the allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

     Noninterest Income. Noninterest income totaled $3.4 million and $1.3 million for the three months ended September 30, 2000 and 1999, respectively. The increase was due to increased fee income and gains on sales of securities in the 2000 period and increased other fee income. Fee income from service charges and account fees was $2.0 million for the three months ended September 30, 2000 compared to $1.4 million for the three months ended September 30, 1999. Income from service charges and fees increased $235,000 due to growth in merchant services operations, $247,000 from increased fees and the number of demand deposit accounts, and increased loan fees of $171,000. Other fee income increased from $315,000 for the three months ended September 30, 1999 to $468,000 for the three months ended September 30, 2000 and reflects increased fees earned from brokerage services and rental income.

     Noninterest Expense. Noninterest expense increased $625,000, or 6.7%, for the three months ended September 30, 2000 from $9.4 million for the three months ended September 30, 1999 to $10.0 million for the three months ended September 30, 2000. The increase in noninterest expense for the quarter was partly due to charges associated with the restructuring of the Company's compensation plans to align them with other publicly-traded financial institutions and holding companies, and to a lesser extent, additional expenses associated with general business growth. Wages and compensation reflect merit and promotional awards, increased staff and sales incentives related to sales production in the third quarter of 2000. Benefits increased due to new compensation programs for non-qualified pension plans and an Employee Stock Ownership Plan (ESOP) adopted in conjunction with the formation of a public company. All other operating expenses decreased $200,000, or 4.2%, from $4.7 million for the third quarter of 1999 to $4.5 million in the third quarter of 2000.

     Provision for Income Taxes. The effective tax rate was 33.1% for the three months ended September 30, 2000 and 32.0% for the three months ended September 30, 1999.

     Comparison of Operating Results for the Nine Months Ended September 30,
     -----------------------------------------------------------------------
2000 and 1999
-------------

     Net Income. Net income for the nine months ended September 30, 2000 decreased $3.3 million, or 51.6%, to $3.1 million compared to net income of $6.4 million for the nine months ended September 30, 1999. The operating results for the nine months ended September 30, 2000 include a $8.3 million contribution to fund SBM Charitable Foundation, Inc. with shares of Company stock, which was recorded as an expense by the Company, expenses related to the restructuring of the Company's compensation plans, securities losses realized to reposition the investment portfolio and other related expenses which reflect the formation of a publicly-traded financial institution, partially offset by a $6.6 million increase in net interest income.

     Net Interest Income. Net interest income increased $6.6 million, or 20.9%, to $37.5 million for the nine months ended September 30, 2000 compared to $31.0 million for the nine months ended September 30, 1999. The increase was due to increased average balance for loans and investments and higher yields on earning assets, offset by increased interest expense on interest bearing deposits, short-term borrowed funds, and advances from Federal Home Loan Bank. The average rate on interest bearing liabilities increased 33 basis points primarily due to a higher average cost on advances from Federal Home Loan Bank, short-term borrowings and certificates of deposit partially offset by a decrease in savings and money market accounts. Interest and dividend income increased $11.9 million, or 20.4%, to $70.0 million for the first nine months of 2000 from $58.1 million for the 1999 period. The average yield on interest earning assets increased 11 basis points to 7.25% for the nine months ended September 30, 2000 from 7.14% for the nine months ended September 30, 1999, due to rising interest rates. Interest income on loans increased $7.4 million, or 15.1%, to $56.3 million for the nine months ended September 30, 2000 compared to $48.9 million for the nine months ended September 30, 1999. The increase was due to a $122.0 million increase in the average balance of loans outstanding, and a 5 basis point increase in the average yield on such loans. Interest and dividend income from investment securities increased $4.5 million, or 48.9%, to $13.7 million for the nine months ended September 30, 2000 compared to $9.2 million for the nine months ended September 30, 1999. The increase in interest and dividend income from investment securities was due to an increase in the average balance of investment securities of $79.6 million, or 35.1%, to $306.8 million for the nine months ended September 30, 2000, and a 56 basis point increase in the average yield during the nine months ended September 30, 2000.

     Interest expense increased $5.3 million, or 19.5%, to $32.5 million for the nine months ended September 30, 2000 from $27.2 million for the nine months ended September 30, 1999. The increase reflects an increase in interest expense on short-term borrowed funds and on advances from Federal Home Loan Bank of $3.4 million and increased interest expense of $2.0 million on core deposits. Advances from Federal Home Loan Bank increased from $87.9 million as of September 30, 1999 to $124.0 million at September 30, 2000. Short-term borrowed funds, represented primarily by commercial transactional repurchase agreements, increased to $109.1 million at September 30, 2000 from $94.8 million at September 30, 1999. The average rate paid on advances from Federal Home Loan Bank increased 38 basis points to 6.34% for the nine months ended September 30, 2000 from 5.96% for the nine months ended September 30, 1999 reflecting higher interest rates paid on new advances. Interest expense on deposits increased $2.0 million, or 8.5%, to $24.9 million for the nine months ended September 30, 2000 from $22.9 million for the nine months ended September 30, 1999, primarily reflecting a higher interest rate environment for certificates of deposit. Interest expense on short-term repurchase agreement borrowings increased $800,000, or 42.1%, from $1.9 million for the nine months ended September 30, 1999, to $2.7 million for the nine months ended September 30, 2000.

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

                                                                         For the Nine Months Ended September 30,
                                                 ----------------------------------------------------------------------------------
                                                                    2000                                         1999
                                                 ---------------------------------------     --------------------------------------
                                                 Average                       Average        Average                     Average
                                                 Balance        Interest      Yield/Rate      Balance         Interest   Yield/Rate
                                                ---------       --------      ----------     ----------       --------   ----------
                                                                                 (Dollars in thousands)
Interest-earning assets:
   Loans (1):
      Real estate............................   $  766,915       $42,332         7.37%       $  667,640        $36,944        7.40%
      Consumer...............................       75,785         4,625         8.15            71,367          4,156        7.79
      Commercial.............................      140,351         9,354         8.90           122,060          7,850        8.60
                                                ----------       -------         ----        ----------        -------        ----
         Total loans.........................      983,051        56,311         7.65           861,067         48,950        7.60
   Mortgage-backed securities (2)............       56,373         3,309         7.84            35,167          1,722        6.55
   Investment securities (3):
      U.S. Government and agency obligations        79,904         4,037         6.75            67,244          3,074        6.11
      Corporate securities...................       51,988         2,577         6.62            40,157          1,814        6.04
      Marketable equity securities...........       51,653           689         1.78            42,738            780        2.44
      Other equity securities................          432             -            -               414              -           -
      Asset-backed securities................       25,397         1,212         6.37            20,960            984        6.28
   Other interest-bearing assets:
      Federal Home Loan Bank stock...........        6,418           326         6.78             5,909            285        6.45
      Federal funds sold.....................       34,604         1,518         5.86            14,541            505        4.64
                                                ----------       -------         ----        ----------        -------        ----
         Total interest-earning assets.......    1,289,820       $69,979         7.25         1,088,197        $58,114        7.14
                                                                 =======                                       =======
   Noninterest-earning assets................       45,138                                       46,997
                                                ----------                                   ----------
         Total assets........................   $1,334,958                                   $1,135,194
                                                ==========                                   ==========

Interest-bearing liabilities:
   Deposits:
      NOW accounts...........................   $  115,804       $ 1,168         1.35%       $  108,670        $ 1,121        1.38%
      Savings and money market accounts......      297,937         6,191         2.78           273,036          6,084        2.98
      Certificates of deposit................      432,153        17,387         5.37           443,744         15,607        4.70
      Escrow deposits........................        5,613           116         2.76             5,028            110        2.93
                                                ----------       -------         ----        ----------        -------        ----
         Total interest-bearing deposits.....      851,507        24,862         3.90           830,478         22,922        3.69
   Short-term borrowed funds.................      110,456         2,746         3.32            87,022          1,904        2.92
   Advances from FHLB........................      102,221         4,853         6.34            52,369          2,332        5.96
                                                ----------       -------         ----        ----------        -------        ----
         Total interest-bearing liabilities..    1,064,184       $32,461         4.07           969,869        $27,158        3.74
                                                                 =======                                       =======
   Non-interest bearing liabilities..........       78,327                                       49,410
                                                ----------                                   ----------
         Total liabilities...................    1,142,511                                    1,019,279
   Capital...................................      192,447                                      115,915
                                                ----------                                   ----------
         Total liabilities and capital.......   $1,334,958                                   $1,135,194
                                                ==========                                   ==========
   Net interest-earning assets...............   $  225,636                                   $  118,328
                                                ==========                                   ==========
   Net interest income.......................                    $37,518                                       $30,956
                                                                 =======                                       =======
   Interest rate spread (4)..................                                    3.18                                         3.40
   Net interest margin (5)...................                                    3.89                                         3.80
   Ratio of interest-earning assets to
      interest-bearing liabilities...........                                  121.20                                       112.20

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


                                      Nine Months Ended September 30, 2000 Compared to
                                            Nine Months Ended September 30, 1999
                                     --------------------------------------------------
                                          Increase (Decrease) Due to
                                     ------------------------------------
                                          Rate             Volume             Net
                                          ----             ------             ---

Interest-earning assets:
   Loans:
    Real estate....................      $  (98)          $ 5,485           $ 5,387
    Consumer.......................         206               264               470
    Commercial.....................         306             1,198             1,504
                                         ------           -------           -------
        Total loans................         414             6,947             7,361
   Mortgage-backed securities               445             1,142             1,587
   Investment securities...........         576             2,341             2,917
                                         ------           -------           -------
        Total interest-earning
         assets....................      $1,435           $10,430           $11,865
                                         ======           =======           =======

Interest-bearing liabilities:
   Deposits:
    Demand accounts................      $  (26)          $    73           $    47
    Savings........................        (436)              549               113
    Certificates of deposit........       2,217              (437)            1,780
                                         ------           -------           -------
        Total deposits.............       1,755               185             1,940
   Advances from Federal
       Home Loan Bank..............         228             2,293             2,521
  Other borrowings.................         294               548               842
                                         ------           -------           -------
        Total interest-bearing
         liabilities...............      $2,277           $ 3,026           $ 5,303
                                         ======           =======           =======

Increase (decrease) in net
    interest income................      $ (842)          $ 7,404           $ 6,562
                                         ======           =======           =======

     Provision for Loan Losses. The provision for loan losses was $825,000 for the nine months ended September 30, 2000 compared to $950,000 for the nine months ended September 30, 1999. The allowance for loan losses was 1.14% of total loans and 125.6% of nonperforming loans at September 30, 2000 compared to 1.17% and 77.2%, respectively, at September 30, 1999.

     The allowance for loan losses is maintained at a level believed by management to be adequate to absorb losses in the portfolio. Management's determination of the adequacy of the allowance is based upon an evaluation of individual loans and the overall risk characteristics of the loan portfolio, the financial condition of borrowers and guarantors, past loss experience, current real estate and economic conditions, the composition and size of the portfolio, credit risks, the value of underlying collateral and other factors. Based on a review of these factors, management has decided to increase future additions to the allowance by increasing the Bank's quarterly provision for loan losses to $375,000 beginning in the quarter ending September 30, 2000. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover probable losses inherent in its loan portfolio at this time, no assurances can be given that the allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

     Noninterest Income. Noninterest income totaled $6.4 million and $5.9 million for the nine months ended September 30, 2000 and 1999, respectively. The increase was due to the combined effect of increased fee income offset by losses realized on sales of securities in a program to reposition the investment portfolio and reduced gains from the sale of mortgages to the secondary market. During the nine months ended September 30, 2000, the Bank realized investment losses of $1.0 million compared to a $115,000 gain for the nine months ended September 30, 1999. The decreased gains from the sale of mortgages to the secondary market reflects management's decision to retain fixed-rate mortgages in order to grow the loan portfolio. During the nine months ended September 30, 2000, the Bank sold $4.8 million of loans to the secondary market, realizing gains of $207,000, compared to sales of $17.0 million in the nine months ended September 30, 1999, which generated gains of $481,000. Fee income from service charges and account fees was $5.7 million for the nine months ended September 30, 2000 compared with $4.1 million for the nine months ended September 30, 1999. Other fee income increased from $1.2 million for the nine months ended September 30, 1999 to $1.5 million for the nine months ended September 30, 2000 and reflects increased fees earned from brokerage services and other fee income from rental income.

     Noninterest Expense. Noninterest expense increased $12.0 million, or 45.1%, to $38.5 million for nine months ended September 30, 2000 from $26.5 million for the nine months ended September 30, 1999. The increase in noninterest expense is primarily due to the $8.3 million expense recorded by the Company to fund the New Foundation with shares of Company stock. The increase in noninterest expense for the first nine months of 2000 (exclusive of the contribution to the charitable foundation) was primarily due to charges associated with the restructuring of the Company's compensation plans to align them with other publicly-traded financial institutions and holding companies, and to a lesser extent, additional expenses associated with general business growth. The increase in salaries of $1.3 million from $10.7 million to $12.0 million reflects merit and promotional awards, increased staff and sales incentives related to mortgage production in the first nine months of 2000. Pension and employee benefits increased $1.2 million for the nine months ended September 30, 2000 from $3.1 million for the nine months ended September 30, 1999 to $4.3 million due to new benefit plans adopted and increased health insurance costs. Fees and services paid increased $612,000 from $2.8 million for the nine months ended September 30, 1999 to $3.5 million for the nine months ended September 30, 1999 due to expenses associated with becoming a public company. Higher marketing expenses of $147,000 in the first nine months of 2000 reflects the development of a new marketing campaign. Other operating expense increases were related to costs associated with the Bank's new in-house check imaging system, Year 2000 expenses for armored car and automatic teller machines, increased loan servicing expenses, and Merchant Service Center expenses.

         Provision for Income Taxes. The effective tax rate was 33.2% for the nine months ended September 30, 2000 and 32.0% for the nine months ended September 30, 1999.

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

     The Bank's primary investing activities are (1) originating residential one-to four-family mortgage loans and, to a lesser extent, commercial business and real estate loans, multi-family loans, single-family construction loans, home equity loans and lines of credit and consumer loans and (2) investing in mortgage-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposit growth and advances from Federal Home Loan Bank of Boston. During the nine months ended September 30, 2000, the Bank's loan originations totaled $124.6 million. For the nine months ended September 30, 2000, the Bank purchased investments in mortgage-backed securities, U.S. Government and agency obligations and corporate securities and debt obligations totaling $182.8 million. The Bank experienced a net decrease in total deposits of $2.4 million for the nine months ended September 30, 2000. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Company closely monitors its liquidity position on a daily basis. If the Company should require additional funds, additional funds are available through advances from Federal Home Loan Bank and through repurchase agreement borrowing facilities.

     Outstanding commitments for all loans and unadvanced construction loans and lines of credit totaled $152.6 million at September 30, 2000. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that are scheduled to mature in one year or less from September 30, 2000 totaled $281.7 million. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. Occasionally, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank's historical experience with deposit retention, management believes that a significant portion of its deposits will remain with the Bank.

     SBM must satisfy various regulatory capital requirements administered by the federal banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2000, SBM exceeded all of its regulatory capital requirements with a leverage capital level of $168.2 million, or 12.4% of average assets, which is above the required level of $54.3 million, or 4.0%, and risk-based capital of $179.8 million, or 19.2% of risk weighted assets, which is above the required level of $74.8 million, or 8.0%. SBM is considered "well capitalized" under regulatory guidelines.

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

     The Bank early adopted SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivatives and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133", on January 1, 2000. In connection with the adoption, the Bank reclassified all held to maturity investments to available for sale as allowed by SFAS No. 133. In March 2000, the Bank realized approximately $72,000 on the sale of an interest rate cap, which amount is included in other noninterest income in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2000. As of September 30, 2000, the Bank did not have any other derivative instruments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
        -----------------------------------------------------------

     At September 30, 2000, there have been no material changes in information regarding quantitative and qualitative disclosure about market risk from the information presented as of December 31, 1999 in the Company's Form 10-K.

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

          None.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

          None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

     (a) An annual meeting of shareholders of the Company was held on October 2, 2000 (the "Annual Meeting").
     (b) Not applicable.
     (c) There were 11,232,000 shares of Common Stock of the Company eligible to be voted at the Annual Meeting and 9,854,592 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

     (1) Election of directors for a three-year term

         Director Nominees Elected
         For Three-Year Term:               For               Withheld
         -------------------------      -------------     -----------------

         A. Paul Berte                    9,483,557            371,035

         John D. LaBelle, Jr.             9,484,311            370,281

         Jon L. Norris                    9,485,556            369,036

         Laurence P. Rubinow              9,499,312            355,280

         Gregory S. Wolff                 9,497,127            357,465


     (2) The approval of the Connecticut Bancshares, Inc. 2000 Stock-Based Incentive Plan.

             For                          Against                 Abstain
         -----------                   -------------         -----------------

          7,030,573                       741,061                 122,451

     (3) The ratification of the appointment of Arthur Andersen LLP as independent auditors of Connecticut Bancshares, Inc. for the fiscal year ending December 31, 2000.


                 For                  Against                  Abstain
          ------------------       -------------          -----------------

              8,569,576               211,790                   73,226

Item 5. Other Information.
        -----------------

          On October 19, 2000, at a meeting of the Board of Directors, Thomas A Bailey, Chairman of the Board of both Connecticut Bancshares, Inc. and The Savings Bank of Manchester, retired after serving as a director since 1974 and as Chairman of the Board since 1990. Laurence P. Rubinow of Glastonbury, Connecticut, a principal in the Manchester, Connecticut law firm of Woodhouse, Rubinow & Macht and a director since 1996, was elected Chairman of Board of both Connecticut Bancshares, Inc. and The Savings Bank of Manchester.

          Effective November 9, 2000, Michael J. Hartl was appointed Chief Financial Officer of both Connecticut Bancshares, Inc. and The Savings Bank of Manchester.

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

     (a)  Exhibits

     2.1 Amended Provisional Plan of Conversion for Connecticut Bankshares, M.H.C. and The Savings Bank of Manchester (including the Amended and Restated Stock Articles of Incorporation and Bylaws of The Savings Bank of Manchester) (1)
     3.1  Certificate of Incorporation of Connecticut Bancshares, Inc. (1)
     3.2  Amended Bylaws of Connecticut Bancshares, Inc. (2)
     10.1 Connecticut Bancshares, Inc. 2000 Stock-Based Incentive Plan (3)
     27.0 Financial Data Schedule

     -----------------------------
     (1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-90865.
     (2) Incorporated by reference into this document from Quarterly Report on Form 10-Q filed on August 14, 2000.
     (3) Incorporated by reference into this document from the Registrant's Proxy Statement dated August 18, 2000 and filed with the Securities and Exchange Commission on August 18, 2000.

     (b)  Reports on Form 8-K

          None.

CONFORMED

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         CONNECTICUT BANCSHARES, INC.


Dated: November 14, 2000       By:      /s/ Richard P. Meduski
                                        ---------------------------------------
                               Richard P. Meduski
                               President and Chief Executive Officer
                               (principal executive officer)

Dated: November 14, 2000       By:      /s/ Michael J. Hartl
                                        ---------------------------------------
                               Michael J. Hartl
                               Senior Vice President and Chief Financial Officer
                               (principal financial and accounting officer)

27