Form 10-K
period 2000-12-31
CONNECTICUT BANCSHARES INC/DE
filed 2001-03-30
CIK 1097882

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-28389

                         CONNECTICUT BANCSHARES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                    06-1564613
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

923 Main Street, Manchester, Connecticut                       06040
----------------------------------------               ---------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number:                            (860) 646-1700
                                                       ---------------------

Securities registered pursuant to Section 12(b) of the Act:

     None.

Securities registered pursuant to Section 12(g)of the Act:

     Common Stock, par value $0.01 per share.


     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such
filing requirements for the past 90 days.  YES   X     NO ______
                                               -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 9, 2001 was $204,409,485.

     As of March 9, 2001, there were 11,232,000 shares of the registrant's common stock outstanding.

     Documents Incorporated by Reference:

     Part III of this 10-K incorporates information by reference from the registrant's definitive proxy statement which will be filed no later than 120 days after December 31, 2000.

                                     INDEX

PART I
                                                                        Page No.
                                                                        --------
     Item 1.   Business...................................................  1

     Item 2.   Properties................................................. 34

     Item 3.   Legal Proceedings.......................................... 36

     Item 4.   Submission of Matters to a Vote of Security Holders........ 37

PART II

     Item 5.   Market for the Registrant's Common Equity
               and Related Stockholder Matters............................ 37

     Item 6.   Selected Consolidated Financial Data....................... 38

     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................ 40

     Item 7A.  Quantitative and Qualitative Disclosures About Market
               Risk....................................................... 50

     Item 8.   Financial Statements and Supplementary Data................ 54

     Item 9.   Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure........................ 54

PART III

     Item 10.  Directors and Executive Officers of the Registrant......... 54

     Item 11.  Executive Compensation..................................... 54

     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management................................................. 54

     Item 13.  Certain Relationships and Related Transactions............. 54

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K................................................ 55

SIGNATURES

Forward Looking Statements

     This Form 10-K contains forward looking statements that are based on assumptions and describe future plans, strategies, and expectations of the Bank. These forward looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Bank's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Bank and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank's market area and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. The Bank does not undertake--and specifically disclaims any obligation--to publicly release the result of any revisions which may be made to any forward looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.
                                    PART I

Item 1. Business.
----------------

     Connecticut Bancshares, Inc. (the "Company"), a Delaware corporation, was organized in October 1999 for the purpose of becoming the holding company for Savings Bank of Manchester ("SBM"), (collectively, "the Bank"), upon the conversion of the Bank's former parent holding company, Connecticut Bankshares, M.H.C. ("M.H.C."), from a mutual to stock form of organization (the "Conversion"). The Conversion was completed on March 1, 2000. In connection with the Conversion, the Company sold 10,400,000 shares of its common stock, par value $0.01 per share ("Common Stock") at a purchase price of $10 per share, to depositors of the Bank in a subscription offering. In addition, the Company issued an additional 832,000 shares, representing 8% of the shares sold in the subscription offering, to SBM Charitable Foundation, Inc., a charitable foundation established by the Bank. The Company used 50% of the net proceeds from the conversion to buy all of the common stock of SBM and retained the remaining 50% which were primarily invested in fixed income securities. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. The Company, SBM and its wholly-owned subsidiaries are referred to herein as the Bank.

     SBM was founded in 1905 as a Connecticut-chartered mutual savings bank. In 1996, SBM converted to stock form as part of M.H.C.'s mutual holding company formation. SBM is regulated by the Connecticut Department of Banking and the Federal Deposit Insurance Corporation. SBM's deposits are insured to the maximum allowable amount by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. SBM has been a member of the Federal Home Loan Bank System since 1977.

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


Pending Acquisition

     On February 7, 2001, the Company and First Federal Savings and Loan Association of East Hartford ("First Federal") entered in a definitive agreement (the "Agreement") under which the Company will acquire all of the outstanding common stock of First Federal for cash equal to approximately $110 million. Immediately after the completion of the acquisition, First Federal will be merged into SBM, a wholly-owned subsidiary of the Company. The Board of Directors of the Company expects the transaction to close in the third quarter of 2001. The transaction is subject to approval by the First Federal shareholders and federal and state regulatory agencies.

     Under certain circumstances, if the Agreement is terminated by the Company for the reasons set forth in the Agreement before the consummation of the merger, First Federal may be required to pay the Company cash of $4.50 million plus out-of-pocket expenses.

Market Area

     The Bank is headquartered in Manchester, Connecticut in Hartford County. The Bank's primary deposit gathering and lending areas are concentrated in the communities surrounding its 23 banking offices located in Hartford, Tolland and Windham Counties.

     Hartford County is located in central Connecticut approximately two hours from both Boston and New York City and contains the City of Hartford. The region serves as the governmental and as a financial center of Connecticut. Hartford County has a diversified mix of industry groups, including insurance and financial services, manufacturing, service, government and retail. The major employers in the area include several prominent international and national insurance and manufacturing companies, such as Aetna, Inc., The Hartford Financial Services Group, Inc., United Technologies Corp., Stanley Works, as well as many regional banks and the Connecticut State Government.

Competition

     The Bank faces intense competition in attracting deposits and loans in its primary market area. Historically, the Bank's most direct competition for deposits came from commercial and savings banks operating in its primary market area and, to a lesser extent, from other financial institutions, such as brokerage firms, credit unions and insurance companies. Although these entities continue to provide a source of competition for deposits, the Bank faces increasingly significant competition for deposits from the mutual fund industry as customers seek alternative sources of investment for their funds. The Bank also must compete for investors' funds which may be used to purchase short-term money market securities and other corporate and government securities. While the Bank faces competition for loans from the significant number of traditional financial institutions, primarily savings banks and commercial banks in its market area, its most significant competition comes from other financial service providers, such as the mortgage companies and mortgage brokers operating in its primary market area. Additionally, the Bank expects competition to increase as a result of recent regulatory actions and legislative changes, most notably the recent enactment of the Financial Services Modernization Act of 1999. These changes have eased and likely will continue to ease restrictions on interstate banking and entry into the financial services market by non-depository and non-traditional financial services providers, including insurance companies, securities brokerage and underwriting firms, and specialty financial services companies such as internet-based providers.

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

                                                                         At December 31,
                             -------------------------------------------------------------------------------------------------------
                                     2000                 1999                  1998                 1997               1996
                             --------------------  -------------------  --------------------  ------------------  ------------------
                                       Percent of           Percent of           Percent of           Percent of          Percent of
                               Amount    Total      Amount    Total      Amount     Total     Amount     Total    Amount     Total
                             --------------------  -------------------  --------------------  ------------------  ------------------
                                                                       (Dollars in thousands)
Real estate loans:
 One- to four-family         $  586,536    58.22%  $544,732     57.40%  $464,623    56.85%    $489,105    60.53%  $457,168    61.66%
 Construction (1)                33,422     3.32     40,690      4.29     35,860     4.39       23,524     2.90     16,900     2.27
 Commercial and multi-family    161,579    16.04    155,085     16.34    131,717    16.11      117,622    14.55    104,364    14.07
                             ----------   ------   --------    ------   --------   ------     --------   ------   --------   ------
    Total real estate loans     781,537    77.58    740,507     78.03    632,200    77.35      630,251    77.98    578,432    78.00
                             ----------   ------   --------    ------   --------   ------     --------   ------   --------   ------
 Commercial loans               146,360    14.53    134,637     14.19    114,650    14.03      106,874    13.22     97,117    13.10
                             ----------   ------   --------    ------   --------   ------     --------   ------   --------   ------
 Consumer loans:
  Home equity loans and lines
    of credit                    27,203     2.70     23,019      2.43     21,605     2.64       20,559     2.54     18,959     2.56
  Other                          52,358     5.20     50,794      5.35     48,917     5.98       50,553     6.26     47,071     6.34
                             ----------   ------   --------    ------   --------   ------     --------   ------   --------   ------
    Total consumer loans         79,561     7.90     73,813      7.78     70,522     8.62       71,112     8.80     66,030     8.90
                             ----------   ------   --------    ------   --------   ------     --------   ------   --------   ------
    Total loans               1,007,458   100.00%   948,957    100.00%   817,372   100.00%     808,237   100.00%   741,579   100.00%
                                          ======               ======              ======                ======              ======
  Allowance for loan losses     (11,694)            (10,617)             (10,585)               (9,945)             (9,131)
                             ----------            --------             --------              --------            --------
     Total loans, net        $  995,764            $938,340             $806,787              $798,292            $732,448
                             ==========            ========             ========              ========            ========

(1)   Includes residential and commercial real estate loans.

     One- to Four-Family Real Estate Loans. The Bank's primary lending activity is to originate loans secured by one- to four-family residences located in its primary market area. At December 31, 2000, $586.54 million, or 58.22%, of the Bank's total loans consisted of one- to four-family mortgage loans. Of the one- to four-family loans outstanding at that date, 50.75% were fixed-rate mortgage loans and 49.25% were adjustable-rate loans.

     The Bank originates fixed-rate fully amortizing loans with maturities ranging between ten and 30 years. Management establishes the loan interest rates based on market conditions. The Bank offers mortgage loans that conform to Fannie Mae and Freddie Mac guidelines, as well as jumbo loans, which are presently loans in amounts over $275,000. Fixed-rate conforming loans are generally originated for portfolio. However, the Bank may sell such loans from time to time. Management periodically determines whether or not to sell loans based on changes in prevailing market interest rates. Loans that are sold are generally sold to Freddie Mac, with the servicing rights retained.

     Currently, the Bank also offers adjustable-rate mortgage loans, with an interest rate based on the one year Constant Maturity Treasury index, which is adjusted annually at the outset of the loan or which is adjusted annually after a three or five year initial fixed period and with terms of up to 30 years. Interest rate adjustments on such loans are limited to no more than 2% during any adjustment period and 6% over the life of the loan. Adjustable-rate loans may possess a conversion option, whereby the borrower may opt to convert the loan to a fixed interest rate after a predetermined period of time, generally within the first 60 months of the loan term. Included in the Bank's adjustable-rate mortgage loan portfolio are adjustable-rate loans which are originated at an interest rate below the fully indexed rate. During 2000, the Bank originated $16.43 million of these discounted adjustable-rate mortgage loans, or 1.63% of the total loan portfolio, with an average yield of 5.89%. The time period in which such loans will reprice to their fully indexed rate may be longer than the Bank's other fully indexed adjustable-rate loans. However, the Bank's experience, which cannot be guaranteed in future periods, is that these discounted adjustable-rate loans tend to be more stable and less susceptible to prepayment activity in a falling interest rate environment and less subject to default in a rising interest environment.

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

     In an effort to provide financing for moderate income and first-time home buyers, the Bank offers FHA and CHFA (Connecticut Housing Finance Authority) loans and has its own First-Time Home Buyer loan program. These programs offer residential mortgage loans to qualified individuals. These loans are offered with adjustable- and fixed-rates of interest and terms of up to 30 years. Such loans may be secured by one- to four-family residential property, in the case of FHA and CHFA loans, and must be secured by a single family owner-occupied unit in the case of First-Time Home Buyer loans. All of these loans are originated using modified underwriting guidelines. FHA loans are closed in the name of SBM and immediately sold on the secondary market to Countrywide Mortgage Company with the loan servicing released. CHFA loans are immediately assigned after closing to the Connecticut Housing Finance Authority with servicing rights retained by the Bank. Countrywide Mortgage and CHFA establish their respective rates and terms upon which such loans are offered. First-Time Home Buyer loans are offered with a discounted interest rate (approximately 50 basis points) and usually with no application or loan origination fees. All such loans are originated in amounts of up to 97% of the lower of the property's appraised value or the sale price. Private mortgage insurance is required on all such loans.

     The Bank also offers to its full-time employees who satisfy certain criteria and the general underwriting standards of the Bank fixed and adjustable-rate mortgage loans with reduced interest rates, which are currently 50 to 100 basis points below the rates offered to the Bank's other customers. The Employee Mortgage Rate is limited to the purchase, construction or refinancing of an employee's owner-occupied primary residence. The Employee Mortgage Rate normally ceases upon termination of employment or if the property no longer is the employee's primary residence. Upon termination of the Employee Mortgage Rate, the interest rate reverts to the contract rate in effect at the time that the loan was extended. All other terms and conditions contained in the original mortgage and note continue to remain in effect. As of December 31, 2000, the Bank had $6.82 million of Employee Mortgage Rate loans, or 0.68% of total loans.

     Construction Loans. The Bank originates construction loans to individuals for the construction and acquisition of personal residences. At December 31, 2000, residential construction loans amounted to $5.84 million, or 0.58% of the Bank's total loans. At December 31, 2000, the unadvanced portion of construction loans totalled $5.62 million.

     The Bank's residential construction loans generally provide for the payment of interest only during the construction phase, which is usually twelve months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. At December 31, 2000, the largest outstanding residential construction loan commitment was for $750,000, $3,200 of which was outstanding. This loan was performing according to its terms at December 31, 2000. Construction loans to individuals are generally made on the same terms as the Bank's one- to four-family mortgage loans.

     Before making a commitment to fund a residential construction loan, the Bank requires an appraisal of the property by an independent licensed appraiser. The Bank also reviews and inspects each property before disbursing any funds during the term of the construction loan. Loan proceeds are disbursed after each inspection based on the percentage of completion method.

     The Bank also originates residential development loans primarily to finance the construction of single-family homes and subdivisions. At December 31, 2000, residential development loans totalled $20.24 million, or 2.01% of the Bank's total loans. These loans are generally offered to experienced builders with whom the Bank has an established relationship. Residential development loans are typically offered with terms of up to 24 months. The maximum loan-to-value limit applicable to these loans is 80% for contract sales and 70% for speculative properties. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by an approved appraiser of the Bank warrants. At December 31, 2000, the Bank's largest residential development loan was a nonperforming loan for $3.68 million secured by a retirement facility located in Central New England. That facility is part of a larger development, that also had a loan which matured on June 30, 1999 in the amount of $563,000 secured by eight residential units. Interest payments were kept current on the latter loan, and the latter loan was repaid in 2000. Proceeds from the sale of units were used to reduce the amount outstanding on the overall lending relationship by $2.05 million in 2000.

     The Bank also makes construction loans for commercial development projects. The projects include multi-family, apartment, industrial, retail and office buildings. These loans generally have an interest-only phase during construction and then convert to permanent financing. Disbursement of funds are at the sole discretion of the Bank and are based on the progress of construction. The maximum loan-to-value limit applicable to these loans is 75%. At December 31, 2000, commercial construction loans totalled $7.34 million, or 0.73%, of total loans.

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

     Commercial and Multi-Family Real Estate Loans. The Bank originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in the Bank's primary market area. At December 31, 2000, the Bank had $161.58 million in commercial and multi-family real estate loans which amounted to 16.04% of total loans. The Bank's multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 75% of the appraised value of the property provided such loan complies with the Bank's current loans-to-one-borrower limit, which at December 31, 2000 was $36.63 million. The Bank's multi-family and commercial real estate loans may be made with terms of up to 25 years and are offered with interest rates that adjust periodically and are generally indexed to the one, three or five year Constant Maturity Treasury index. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, the Bank will also consider the term of the lease and the quality of the tenants. The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. Environmental surveys are generally required for commercial real estate loans. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. The largest multi-family or commercial real estate relationship in the Bank's portfolio was performing with $10.65 million committed of which $7.49 million was outstanding at December 31, 2000. The relationship was secured mainly by office and industrial buildings located in Glastonbury, Berlin, Bloomfield and Avon, Connecticut.

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

     Commercial Loans. At December 31, 2000, the Bank had $146.36 million in commercial loans which amounted to 14.53% of total loans. In addition, at such date, the Bank had $63.19 million of unadvanced commercial lines of credit. The Bank makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. The Bank offers a variety of commercial lending products, including term loans for fixed assets and working capital, revolving lines of credit, letters of credit, and Small Business Administration guaranteed loans. The maximum amount of a commercial business loan is limited by the Bank's loans-to-one-borrower limit which at December 31, 2000, was $36.63 million. Term loans are generally offered with initial fixed rates of interest for one to five years and with terms of up to ten years. Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal. Business loans with variable rates of interest adjust on a daily basis and are indexed to the Bank's internal base rate.

     When making commercial business loans, the Bank considers the financial statements of the borrower, the Bank's lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Commercial business loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loan relationships are made in amounts of up to

90% of the value of the collateral securing the loan. The Bank generally does not make unsecured commercial loans.

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. At December 31, 2000, the Bank's largest commercial loan relationship had $6.68 million committed with $5.43 million outstanding and was secured by commercial real estate located in Windham, Connecticut and operating as a mobile home park. This loan was performing according to its original terms at December 31, 2000.

     Consumer Loans. The Bank offers a variety of consumer loans, including second mortgage loans and home equity lines of credit, both of which are secured by owner-occupied one- to four-family residences. At December 31, 2000, second mortgage loans and equity lines of credit totalled $55.45 million, or 5.50% of the Bank's total loans and 69.70% of consumer loans. Additionally, at December 31, 2000, the unadvanced amounts of home equity lines of credit totalled $26.90 million. The underwriting standards employed by the Bank for second mortgage loans and equity lines of credit include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity lines of credit have adjustable rates of interest which are indexed to the prime rate as reported in The Wall Street Journal. Interest rate adjustments on home equity lines of credit are limited to no more than a maximum of 17%. Generally, the maximum loan-to-value ratio on home equity lines of credit is 90%. A home equity line of credit may be drawn down by the borrower for a period of 10 years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only the interest. The borrower has to pay back the amount outstanding under the line of credit at the end of a 20 year period. The Bank offers fixed- and adjustable-rate second mortgage loans with terms up to 20 years. The loan-to-value ratios of both fixed-rate and adjustable-rate home equity loans are generally limited to 90%.

     The Bank offers fixed-rate automobile loans for new or used vehicles with terms of up to 72 months and loan-to-value ratios of the lesser of the purchase price or the retail value shown in the NADA Used Car Guide. At December 31, 2000, automobile loans totalled $10.38 million, or 1.03% of the Bank's total loans and 13.05% of consumer loans.

     Other consumer loans at December 31, 2000 amounted to $13.73 million, or 1.36% of the Bank's total loans and 17.26% of consumer loans. These loans include unsecured personal loans, collateral loans, credit card loans and education loans. Unsecured personal loans generally have a fixed-rate, a maximum borrowing limitation of $25,000 and a maximum term of five years. Collateral loans are generally secured by a passbook account, a certificate of deposit or marketable securities.

     Consumer loans entail greater risk than residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections depend on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

     Loans to One Borrower. The maximum amount that the Bank may lend to one borrower is limited by statute. At December 31, 2000, the Bank's statutory limit on loans to one borrower was $36.63 million. At that date, the Bank's largest amount of loans to one borrower, including the borrower's related interests, was $10.65 million committed, of which $7.49 million was outstanding and consisted of ten loans secured by various residential and commercial properties. These loans were performing according to their original terms at December 31, 2000.

     Maturity of Loan Portfolio. The following table shows the remaining contractual maturity of the Bank's total loans at December 31, 2000, excluding the effect of future principal prepayments.

                                                                       At December 31, 2000
                                        --------------------------------------------------------------------------------
                                                                      Commercial
                                            One-                      and Multi-
                                         to Four-    Construction      family
                                          family         (1)         Real Estate   Commercial    Consumer       Total
                                        --------------------------------------------------------------------------------
                                                                           (In thousands)
Amounts due in:
 One year or less                       $       24     $  17,619     $   1,277    $   35,963    $    1,311    $   56,194
 After one year:
   More than one year to three years         2,336         3,659         3,247        26,155         7,877        43,274
   More than three years to five years       3,538             -         4,645        26,688        15,793        50,664
   More than five years to 10 years         22,074             -        34,862        29,178        17,938       104,052
   More than 10 years to 15 years           75,580         2,832        49,680        10,881         9,845       148,818
   More than 15 years                      482,984         9,312        67,868        17,495        26,797       604,456
                                        ----------     ---------     ---------    ----------    ----------   -----------
      Total amounts due                 $  586,536     $  33,422     $ 161,579    $  146,360    $   79,561   $ 1,007,458
                                        ==========     =========     =========    ==========    ==========   ===========

(1) Includes residential and commercial real estate loans.

     The following table sets forth, at December 31, 2000, the dollar amount of loans contractually due after December 31, 2001, and whether such loans have fixed interest rates or adjustable interest rates.

                                                      Due After December 31, 2001
                                                --------------------------------------
                                                   Fixed       Adjustable      Total
                                                --------------------------------------
                                                             (In thousands)
     Real estate loans:
        One- to four-family                     $ 297,882      $ 288,630     $ 586,512
        Construction (1)                            5,464         10,339        15,803
        Commercial and multi-family                12,221        148,081       160,302
                                                ---------      ---------     ---------
              Total real estate loans             315,567        447,050       762,617
        Commercial loans                           39,852         70,545       110,397
        Consumer loans                             54,572         23,678        78,250
                                                ---------      ---------     ---------
              Total loans                       $ 409,991      $ 541,273     $ 951,264
                                                =========      =========     =========

(1) Includes residential and commercial real estate loans.

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

     All one- to four-family mortgage loans secured by the borrower's primary residence in amounts of up to $500,000 and all residential construction and second mortgage loans and home equity lines of credit in amounts of up to $250,000 may be approved by any two designated individuals. All residential construction and second mortgage loans and home equity lines of credit in excess of $250,000 and up to $500,000 require the approval of the Bank's loan committee. All residential loans in excess of $500,000 and up to $1.00 million require the approval of the Bank's loan committee. All residential loans in excess of $1.00 million require the approval of the Executive Committee of the Board of Directors.

     All commercial loans, including commercial real estate loans, multi-family loans, commercial construction and development loans and commercial business loans in amounts of up to $500,000 may be approved by any two of the designated individuals with the appropriate authority. All commercial loans in excess of $500,000 and up to $1.00 million require the approval of the Bank's loan committee; and all commercial loans where an individual loan is in excess of $1.00 million or the aggregate indebtedness exceeds $3.00 million require the approval of the Executive Committee of the Board of Directors.

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

     Loan Originations, Purchases and Sales. The Bank's lending activities are conducted by its salaried and commissioned loan personnel and through non-bank third-party correspondents. Currently, the Bank uses 17 loan originators who solicit and originate mortgage loans on behalf of the Bank. These loan originators accounted for approximately three quarters of the adjustable-rate and fixed-rate mortgage loans originated by the Bank in 2000. Loan originators are compensated by a commission that is based on product, mortgage type, and new or existing customer relationship. The commission currently ranges from 30 to 60 basis points of the loan amount. All loans originated by the loan originators are underwritten in conformity with the Bank's loan underwriting policies and procedures. At December 31, 2000, the Bank serviced $210.15 million of residential mortgage loans for others.

     From time to time, the Bank will purchase loans primarily secured by one- to four-family residential properties located outside of the Bank's primary market area, usually in Fairfield County, Connecticut or in Massachusetts. Purchased loans are underwritten according to the Bank's own underwriting criteria and procedures and are generally purchased without the accompanying servicing rights. Amounts outstanding related to loan purchases totalled $88.22 million at December 31, 2000.

     Substantially all of the Bank's adjustable-rate mortgage loans are originated for inclusion in the Bank's loan portfolio. Historically, the Bank originated fixed-rate mortgage loans for sale in the secondary market. However, since 1998 and due to the low demand for adjustable-rate mortgage loans, the Bank has begun to retain for its portfolio a significant portion of fixed-rate mortgage loans. Sales are generally to Freddie Mac, with servicing rights retained. Loan sale decisions are made by the Bank's management and are generally based on prevailing market interest rates and the Bank's asset-liability position.

     The following table presents total loans originated, sold, purchased and repaid during the periods indicated.

                                                       For the Year Ended December 31,
                                                   ---------------------------------------
                                                       2000          1999          1998
                                                   ---------------------------------------
                                                                (In thousands)
Loans at beginning of year                         $   948,957   $   817,372    $  808,237
                                                   -----------   -----------    ----------
   Originations:
      Real estate:
         One-to four-family                             81,722       128,630       160,974
         Construction (1)                               53,376        60,500        55,492
         Commercial and multi-family                    15,915        31,571        24,948
                                                   -----------   -----------    ----------
               Total real estate loans                 151,013       220,701       241,414
      Commercial                                        93,537        97,246        88,170
      Consumer                                          35,485        33,926        30,684
                                                   -----------   -----------    ----------
         Total loans originated                        280,035       351,873       360,268
   Loans purchased                                      27,337        36,911        17,281
                                                   -----------   -----------    ----------
         Total loans originated and purchased          307,372       388,784       377,549
                                                   -----------   -----------    ----------

Deduct:
      Principal loan repayments and prepayments        228,245       236,869       274,246
      Loan sales                                        19,989        18,646        91,917
      Charge-offs                                          433         1,360         1,087
      Transfers to other real estate owned                 204           324         1,164
                                                   -----------   -----------    ----------
            Total deductions                           248,871       257,199       368,414
                                                   -----------   -----------    ----------
Net increase in loans                                   58,501       131,585         9,135
                                                   -----------   -----------    ----------
Loans at end of year                               $ 1,007,458   $   948,957    $  817,372
                                                   ===========   ===========    ==========

(1)   Includes residential and commercial real estate loans.

         Loan Commitments. The Bank issues loan commitments to prospective borrowers on the condition that certain events occur. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. At December 31, 2000, the Bank had loan commitments and unadvanced loans and lines of credit totalling $176.67 million.

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

         The Bank charges loan origination fees which are calculated as a percentage of the amount borrowed. As required by applicable accounting principles, loan origination fees, discount points and certain loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. At December 31, 2000, the Bank had approximately $1.20 million of net deferred loan fees. The Bank amortized approximately $301,000 of net deferred loan fees during the year ended December 31, 2000.

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

         On January 1, 1995, the Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan--an amendment to SFAS No. 114." At December 31, 2000 and 1999, the Bank had a $6.77 million and $11.49 million, respectively, recorded investment in impaired loans all of which had no specific allowances.

         At December 31, 2000, the Bank's largest residential development loan was a nonperforming loan for $3.68 million secured by a retirement facility located in Central New England. That facility is part of a larger development, that also had a loan which matured on June 30, 1999 in the amount of $563,000 secured by eight residential units. Interest payments were kept current on the latter loan, and the latter loan was repaid in 2000. Proceeds from the sale of units were used to reduce the amount outstanding on the overall lending relationship by $2.05 million in 2000.

         The following table sets forth information regarding nonperforming loans, troubled debt restructurings and other real estate owned at the dates indicated.

                                                                At December 31,
                                              ----------------------------------------------------
                                                 2000      1999       1998       1997       1996
                                              ----------------------------------------------------
                                                            (Dollars in thousands)
Nonperforming loans:
   One- to four-family real estate            $    485   $    501   $    456   $  1,732   $  5,181
   Commercial and multi-family real estate       3,685     10,513        388        408      1,076
   Commercial                                    2,528        454        665        680        992
   Consumer                                         74         17         15         15         29
                                              --------   --------   --------   --------   --------
 Total nonperforming loans                       6,772     11,485      1,524      2,835      7,278
Other real estate owned                            125        604      1,759      4,708      5,482
                                              --------   --------   --------   --------   --------
      Total nonperforming assets                 6,897     12,089      3,283      7,543     12,760
Troubled debt restructurings                         -          -          -          -          -
                                              --------   --------   --------   --------   --------
Total nonperforming assets and troubled
   debt restructurings                        $  6,897   $ 12,089   $  3,283   $  7,543   $ 12,760
                                              ========   ========   ========   ========   ========

Total nonperforming loans and troubled
   debt restructurings as a percentage
   of total loans                                 0.67%      1.21%      0.19%      0.35%      0.98%
Total nonperforming assets and troubled
   debt restructurings as a percentage
   of total assets                                0.49%      0.98%      0.30%      0.73%      1.32%

     Interest income that would have been recorded for the years ended December 31, 2000, 1999 and 1998 had nonaccruing loans been current according to their original terms amounted to approximately $568,000, $635,000 and $136,000, respectively. No interest related to these loans was included in interest income in either year.

     The following tables set forth the delinquencies in the Bank's loan portfolio as of the dates indicated.

                                                    At December 31, 2000                         At December 31, 1999
                                          ------------------------------------------   -------------------------------------------
                                                 60-89 Days        90 Days or More           60-89 Days         90 Days or More
                                                 ----------        ---------------           ----------         ---------------
                                                      Principal            Principal               Principal             Principal
                                            Number   Balance of  Number   Balance of     Number   Balance of   Number   Balance of
                                           of Loans     Loans   of Loans     Loans      of Loans     Loans    of Loans     Loans
                                          ------------------------------------------   -------------------------------------------
                                                                           (Dollars in thousands)
Real estate loans:
  One-to four-family                              2   $     42         6   $    301            1   $     32          3    $   227
  Commercial and multi-family                     -          -         -          -            -          -          -          -
                                          ---------   --------  --------   --------    ---------   --------   --------    -------
    Total real estate loans                       2         42         6        301            1         32          3        227
                                          ---------   --------  --------   --------    ---------   --------   --------    -------
Commercial loans                                  7        310         3        139            5        223          3        124
                                          ---------   --------  --------   --------    ---------   --------  ---------    -------
Consumer loans:
  Home equity loans and lines of credit           -          -         -          -            -          -          -          -
  Other                                           7         16         7         64            3          5          7          7
                                          ---------   --------  --------   --------    ---------   --------   --------    -------
    Total consumer loans                          7         16         7         64            3          5          7          7
                                          ---------   --------  --------   --------    ---------   --------   --------    -------

    Total                                        16   $    368        16   $    504           9    $    260         13    $   358
                                          =========   ========  ========   ========    ========    ========   ========    =======

Delinquent loans to total loans                           0.04%                0.05%                   0.03%                 0.04%
                                                      ========             ========                ========               =======

                                                                 At December 31, 1998
                                            --------------------------------------------------------------
                                                          60-89 Day                   90 Days or More
                                                          ---------                   ---------------
                                                             Principal                          Principal
                                            Number          Balance of          Number         Balance of
                                           of Loans            Loans           of Loans           Loans
                                           ---------------------------------------------------------------
                                                              (Dollars in thousands)
Real estate loans:
  One-to four-family                              1          $      1                 4         $    151
  Commercial and multi-family                     -                 -                 1              279
                                          ---------          --------          --------         --------
      Total real estate loans                     1                 1                 5              430
                                          ---------          --------          --------         --------
Commercial loans                                  7               137                 6              294
                                          ---------          --------          --------         --------
Consumer loans:
  Home equity loans and lines of credit           1                15                 -                -
  Other                                           5                 7                 3               16
                                          ---------          --------          --------         --------
      Total consumer loans                        6                22                 3               16
                                          ---------          --------          --------         --------

      Total                                      14          $    160                14         $    740
                                          =========          ========          ========         ========

Delinquent loans to total loans                                  0.02%                              0.09%
                                                             ========                           ========

     Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired, it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition are expensed. At December 31, 2000, the Bank had $125,000 of real estate owned consisting of a one- to four-family residence.

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

     At December 31, 2000, the Bank had an allowance for loan losses of $11.69 million which represented 1.16% of total loans and 172.68% of nonperforming loans. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Bank believes it has established its existing allowance for loan losses consistent with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

     The following table presents an analysis of the Bank's allowance for loan losses at and for the periods indicated.

                                                                      At or For the Year Ended December 31,
                                                             -----------------------------------------------------
                                                                2000      1999       1998       1997       1996
                                                             -----------------------------------------------------
                                                                           (Dollars in thousands)
Allowance for loan losses, beginning of year                 $ 10,617   $  10,585  $   9,945  $   9,131  $   8,484
                                                             --------   ---------  ---------  ---------  ---------
Charged-off loans:
   One- to four-family real estate                                 84         110        340        299        695
   Commercial and multi-family real estate                         14         790        112        133        326
   Commercial                                                     244         337        483        311        366
   Consumer                                                        91         123        152        203        375
                                                             --------   ---------  ---------  ---------  ---------
      Total charged-off loans                                     433       1,360      1,087        946      1,762
                                                             --------   ---------  ---------  ---------  ---------

Recoveries on loans previously charged off:
   One- to four-family real estate                                153          55        146        215         38
   Commercial and multi-family real estate                         80          98         12         10         18
   Commercial                                                      26          96        283        229        939
   Consumer                                                        51          43         86        106        214
                                                             --------   ---------  ---------  ---------  ---------
      Total recoveries                                            310         292        527        560      1,209
                                                             --------   ---------  ---------  ---------  ---------
Net loans charged-off                                             123       1,068        560        386        553
                                                             --------   ---------  ---------  ---------  ---------
Provision for loan losses                                       1,200       1,100      1,200      1,200      1,200
                                                             --------   ---------  ---------  ---------  ---------
Allowance for loan losses, end of year                       $ 11,694   $  10,617  $  10,585  $   9,945  $   9,131
                                                             ========   =========  =========  =========  =========

Net loans charged-off to average interest-earning loans          0.01%       0.12%      0.07%      0.05%      0.08%
Allowance for loan losses to total loans                         1.16        1.12       1.30       1.23       1.23
Allowance for loan losses to nonperforming loans and           172.68       92.44     694.55     350.79     125.46
   troubled debt restructurings
Net loans charged-off to allowance for loan losses               1.05       10.06       5.29       3.88       6.06
Recoveries to charge-offs                                       71.59       21.47      48.48      59.20      68.62

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

                                                                                  At December 31,
                       -----------------------------------------------------------------------------------------------------------
                                    2000                                 1999                             1998
                       ------------------------------------ ---------------------------------- -------------------------------------
                                  Percent of                           Percent of                        Percent of
                                  Allowance     Percent                Allowance   Percent                Allowance     Percent
                                  in Each       of Loans               in Each     of Loans               in Each       of Loans
                                  Category      in Each                Category    in Each                Category      in Each
                                  to Total     Category to             to Total   Category to             to Total     Category to
                        Amount   Allowance     Total Loans   Amount   Allowance   Total Loans   Amount   Allowance     Total Loans
                       ------------------------------------ ---------------------------------- -------------------------------------
                                                                                (Dollars in thousands)
Real estate            $  6,221     53%            78%      $ 5,198      49%          78%       $ 4,995       47%           77%
Commercial                4,470     38             14         4,473      42           14          4,714       45            14
Consumer                  1,003      9              8           946       9            8            876        8             9
                       --------  -----           ----       -------   -----       ------        -------  -------         -----
 Total allowance
   for loan losses       11,694    100%           100%       10,617     100%         100%        10,585      100%          100%
                        =======  =====           ====       =======   =====       ======        =======  =======         =====

                       -----------------------------------------------------------------------------
                                      1997                                 1996
                       --------------------------------------  -------------------------------------
                                    Percent of                           Percent of
                                    Allowance     Percent                Allowance       Percent
                                     in Each      of Loans               in Each         of Loans
                                    Category       in Each                Category       in Each
                                    to Total      Category to             to Total      Category to
                          Amount   Allowance      Total Loans   Amount   Allowance      Total Loans
                       --------------------------------------  -------------------------------------
Real estate              $ 4,310      43%             78%       $3,531       39%            78%
Commercial                 4,913      50              13         4,958       54             13
Consumer                     722       7               9           642        7              9
                         -------    -----        -------       -------     ----           ----
 Total allowance
   for loan losses       $ 9,945     100%            100%       $9,131     100%            100%
                         =======    =====        =======       =======     ====           ====

Investment Activities

         General. Under Connecticut law, the Bank has authority to purchase a wide range of investment securities. As a result of recent changes in federal banking laws, however, financial institutions such as SBM may not engage as principals in any activities that are not permissible for a national bank, unless the Federal Deposit Insurance Corporation has determined that the investments would pose no significant risk to the Bank Insurance Fund and that SBM is in compliance with applicable capital standards. In 1993, the Regional Director of the Federal Deposit Insurance Corporation approved a request by SBM to invest in certain listed stocks and/or registered stocks subject to certain conditions.

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

         The Bank's investment policy permits the Bank to be a party to financial instruments with off-balance sheet risk in the normal course of business in order to manage interest rate risk. The Bank's derivative position is reviewed by the Investment Committee on a quarterly basis. The investment policy authorizes the Bank to be involved in and purchase various types of derivative transactions and products including interest rate swap, cap and floor agreements. At December 31, 1999, the Bank was a party to one interest rate cap agreement with a notional principal amount of $25 million. Under the terms of the cap agreement, the Bank paid a premium totalling $123,000. The cap was sold during first quarter of 2000 resulting in a net gain of $72,000. At December 31, 2000, the Bank was not party to any interest rate swap, cap, or other derivative agreement.

         The marketable equity securities portfolio has the objective of producing capital appreciation through long-term investment. Safety of principal and prudent risk taking are of paramount importance. The total market value of the marketable equity securities portfolio, excluding Federal Home Loan Bank stock, is limited by the investment policy to 50% of the SBM's Tier 1 capital. At December 31, 2000, the market value of the marketable equity securities portfolio was $49.14 million or 28.43% of the SBM's Tier 1 capital. At December 31, 2000, the net unrealized gains associated with the marketable equity securities portfolio were $13.92 million. In future periods and subject to market conditions and other factors, the Bank intends to increase its marketable equity securities portfolio through periodic purchases of high quality equity investments. Emphasis will be placed on companies with established records of growth and financial strength.

         SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. The Bank does not currently use or maintain a trading account or have any investments classified as held to maturity. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of capital. As permitted by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Bank adopted the provisions of SFAS No. 133 on January 1, 2000, earlier than required, and reclassified all held to maturity investments to available for sale.

         All of the Bank's debt securities and mortgage-backed and asset-backed securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. They also carry prepayment risk insofar as they may be called or repaid before maturity in times of low market interest rates, so that the Bank may have to invest the funds at a lower interest rate. The marketable equity securities portfolio also carries equity price risk in that, if equity prices decline due to unfavorable market conditions or other factors, SBM's capital would decrease.

         The following table presents the amortized cost and fair value of the Bank's securities, by type of security, at the dates indicated.

                                                                         At December 31,
                                            ----------------------------------------------------------------------
                                                      2000                    1999                     1998
                                           -----------------------  ----------------------   ---------------------
                                             Amortized      Fair      Amortized      Fair      Amortized     Fair
                                               Cost        Value       Cost         Value        Cost        Value
                                           ----------   ---------  ----------   ---------    ---------   ---------
                                                                       (In thousands)
Debt securities held to maturity:
   Asset-backed securities                 $       -    $      -   $   17,481   $  17,418   $   23,204   $ 23,386
   U.S. Government and agency obligations          -           -            -           -        3,506      3,524
   Corporate securities                            -           -        3,105       2,950        3,145      3,246
                                           ---------    --------   ----------   ---------   ----------   --------
         Total                                     -           -       20,586      20,368       29,855     30,156
                                           ---------    --------   ----------   ---------   ----------   --------

Debt securities available for sale:
   Asset-backed securities                    32,717      33,816            -           -            -          -
   U.S. Government and agency obligations     82,068      85,254       82,486      81,328       70,563     71,703
   Corporate securities                       58,313      59,212       33,870      33,345       40,128     40,420
                                           ---------    --------   ----------   ---------   ----------   --------
         Total                               173,098     178,282      116,356     114,673      110,691    112,123
                                           ---------    --------   ----------   ---------   ----------   --------

Equity securities available for sale:
   Marketable equity securities               35,221      49,144       32,273      50,545       29,427     42,773
   Other equity securities                       432         432          432         432          396        396
                                           ---------    --------   ----------   ---------   ----------   --------
         Total                                35,363      49,576       32,705      50,977       29,823     43,169
                                           ---------    --------   ----------   ---------   ----------   --------
         Total debt and equity securities    208,751     227,858      169,647     186,018      170,369    185,448
                                           ---------    --------   ----------   ---------   ----------   --------

Mortgage-backed securities:
   Mortgage-backed securities available
     for sale                                 79,079      80,223       16,741      16,204       12,832     12,859
   Mortgage-backed securities held to
     maturity                                      -           -       25,474      24,630       22,742     22,898
                                           ---------    --------   ----------   ---------   ----------   --------
         Total mortgage-backed securities     79,079      80,223       42,215      40,834       35,574     35,757
                                           ---------    --------   ----------   ---------   ----------   --------

         Total investment securities       $ 287,830    $308,081   $  211,862   $ 226,852   $  205,943   $221,205
                                           =========    ========   ==========   =========   ==========   ========

         At December 31, 2000, the Bank did not own any investment or mortgage-backed securities of a single issuer, other than U.S. Government and agency securities, which had an aggregate book value in excess of 10% of SBM's capital at that date.

         The following presents the activity in the investment securities and mortgage-backed securities portfolios for the periods indicated.

                                                                                    For the Year Ended December 31,
                                                                                   ---------------------------------
                                                                                     2000        1999       1998
                                                                                   ---------------------------------
                                                                                            (In thousands)
Mortgage-backed and asset-backed securities (1):
    Mortgage-backed and asset-backed securities, beginning of year                 $ 59,159     $ 58,805   $ 58,068
    Purchases:
      Asset-backed securities - held to maturity                                          -            -      5,069
      Asset-backed securities - available for sale                                   25,136            -          -
      Mortgage-backed securities - held to maturity                                       -        6,876     12,235
      Mortgage-backed securities - available for sale                                57,220        7,278          -
    Sales:
      Mortgage-backed securities - available for sale                               (14,256)           -          -
      Asset-backed securities - available  for sale                                  (5,418)           -          -
      Repayments and prepayments                                                    (10,713)     (13,249)   (16,510)
    Increase in net premium                                                             132           13         25
    Change in unrealized net gain on securities available for sale                    2,779         (564)       (82)
                                                                                   --------     --------   --------
           Net increase in mortgage-backed and asset-backed securities               54,880          354        737
                                                                                   --------     --------   --------
    Mortgage-backed and asset-backed securities, end of year                        114,039       59,159     58,805
                                                                                   --------     --------   --------
Investment securities (1):
    Investment securities, beginning of year                                        168,755      161,943    123,804
    Purchases:
      Investment securities - available for sale                                    127,592       49,875     61,694
    Sales:
      Investment securities - available for sale                                    (72,566)     (18,530)   (18,132)
    Maturities:
      Investment securities - held to maturity                                            -       (3,535)    (3,500)
      Investment securities - available for sale                                    (31,774)     (21,778)    (5,000)
    Increase (decrease) in net premium                                                  615       (1,031)        17
    Change in unrealized net gain on securities available for sale                    1,420        1,811      3,060
                                                                                   --------     --------   --------
           Net increase in investment securities                                     25,287        6,812     38,139
                                                                                   --------     --------   --------
    Investment securities, end of year                                              194,042      168,755    161,943
                                                                                   --------     --------   --------
           Total mortgage-backed, asset-backed and investment securities, end
           of year                                                                 $308,081     $227,914   $220,748
                                                                                   ========     ========   ========

(1) Available for sale securities are presented at market value and held to maturity securities are presented at amortized cost.

         The following table presents certain information regarding the carrying 194,042 value, weighted average yields and maturities or periods to repricing of the Bank's debt securities at December 31, 2000.

                                                                                             At December 31, 2000
                                              -----------------------------------------------------------------------
                                                                         More than One Year    More than Five Years
                                                   One Year or Less         to Five Years          to Ten Years
                                              -----------------------  ---------------------- -----------------------
                                                            Weighted               Weighted              Weighted
                                                 Carrying   Average    Carrying    Average    Carrying    Average
                                                   Value     Yield      Value       Yield       Value      Yield
                                              -----------------------------------------------------------------------
                                                                                             (Dollars in thousands)
Available for sale securities:
   U.S. Government and agency obligations       $   10,408      6.18%    $  51,358      6.57%    $ 23,488      6.18%
   Corporate securities                              5,477      7.07        42,593      6.44        8,193      7.87
   Asset-backed securities                               -         -        16,981      7.04       12,232      6.81
   Mortgage-backed securities                            -         -             -         -        1,324      7.00
                                                ---------- ---------     ---------  --------     --------  --------
   Total debt securities at fair value          $   15,885      6.49%    $ 110,932      6.59%    $ 45,237      6.68%
                                                ==========               =========               ========

                                            ---------------------------------------------

                                               More than Ten Years            Total
                                             ----------------------   ---------------------
                                                        Weighted                 Weighted
                                             Carrying    Average      Carrying    Average
                                              Value       Yield         Value      Yield
                                            -----------------------------------------------

Available for sale securities:
   U.S. Government and agency obligations      $      -          -%    $  85,254       6.41%
   Corporate securities                           2,949       5.85        59,212       6.67
   Asset-backed securities                        4,603       6.83        33,816       6.93
   Mortgage-backed securities                    78,899       7.46        80,223       7.45
                                               --------   --------     ----------  --------
   Total debt securities at fair value         $ 86,451       7.37%    $ 258,505       6.86%
                                               ========                =========

Deposit Activities and Other Sources of Funds

     General. Deposits are the major external source of funds for the Bank's lending and other investment activities. In addition, the Bank also generates funds internally from loan principal repayments and prepayments and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. SBM may use borrowings from the Federal Home Loan Bank of Boston to compensate for reductions in the availability of funds from other sources.

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

     The Bank believes it offers competitive interest rates on its deposit products. The Bank determines the rates paid based on a number of factors, including rates paid by competitors, the Bank's need for funds and cost of funds, borrowing costs and movements of market interest rates. While certificate accounts in excess of $100,000 are accepted by the Bank, and may receive preferential rates, the Bank does not actively seek such deposits as they are more difficult to retain than core deposits. The Bank does not utilize brokers to obtain deposits and at December 31, 2000, had no brokered deposits.

     In the unlikely event SBM is liquidated, eligible depositors as of a specific record date will be entitled to full payment of their deposit accounts before any payment is made to the Company as the sole stockholder of the SBM.

     The following table presents the deposit activity of the Bank for the periods indicated.

                                                           For the Year Ended December 31,
                                                      -----------------------------------------
                                                          2000           1999          1998
                                                      -----------    -----------    -----------
                                                                   (In thousands)
Beginning balance                                     $   906,591    $   855,117    $   827,667

Increase (decrease) before interest credited               (6,329)        20,565         (4,969)
Interest credited                                          33,108         30,909         32,419
                                                      -----------    -----------    -----------
Net increase                                               26,779         51,474         27,450
                                                      -----------    -----------    -----------

Ending balance                                        $   933,370    $   906,591    $   855,117
                                                      ===========    ===========    ===========

     At December 31, 2000, the Bank had $57.76 million in certificate of deposit accounts in amounts of $100,000 or more maturing as follows:

                                                                       Weighted
                                                                       Average
       Maturity Period                                   Amount          Rate
       ---------------                                 ---------       ---------
                                                         (Dollars in thousands)
Three months or less                                   $   6,005            4.93%
Over 3 months through 6 months                            18,567            5.77
Over 6 months through 12 months                           19,209            6.38
Over 12 months                                            13,981            6.17
                                                       ---------
    Total                                              $  57,762
                                                       =========

     The following table presents information concerning average balances and weighted average interest rates for the periods indicated.


                                                            For the Year Ended December 31,
                    ---------------------------------------------------------------------------------------------------------------
                                     2000                                    1999                              1998
                    ------------------------------------   ------------------------------------   ---------------------------------
                                    Percent                                Percent                              Percent
                                   of Total     Weighted                  of Total     Weighted                of Total    Weighted
                       Average      Average      Average      Average      Average      Average     Average     Average     Average
                       Balance     Deposits       Rate        Balance     Deposits       Rate       Balance    Deposits      Rate
                    ------------------------------------   ------------------------------------   ---------------------------------
                                                                  (Dollars in thousands)
Savings accounts    $  223,700          24.8%      2.28%   $  226,477         26.0%       2.26%   $  215,769       25.8%      2.36%
Money market
 accounts               73,576           8.1       4.24        51,088          5.8        3.52        33,146        4.0       2.87
NOW accounts           115,819          12.8       1.19       105,916         12.1        1.42        94,394       11.2       1.38
Certificates of
 deposit               432,624          47.9       5.47       444,550         51.0        5.06       463,226       55.3       5.45
Demand deposits         57,871           6.4          -        44,358          5.1           -        30,985        3.7          -
                    ----------     ---------               ----------     --------                ----------   --------

    Total           $  903,590         100.0%      3.68%   $  872,389        100.0%       3.54%   $  837,520      100.0%      3.90%
                    ==========     =========               ==========     ========                ==========   ========

     Certificates of Deposit by Rates and Maturities. The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2000.

                           Period to Maturity from December 31, 2000                  Total at December 31,
                    ------------------------------------------------------   ---------------------------------
                                                   Two to
                     Less than      One to Two      Three      Over Three
                     One Year          Years        Years         Years         2000         1999         1998
                    ------------------------------------------------------------------------------------------
                                                            (In thousands)
0.00 - 2.00%        $     42      $       -      $       -     $      -    $      42     $     18    $      21
2.01 - 4.00%           1,375              -              -            -        1,375        2,329        2,598
4.01 - 5.00%          80,460          1,313          1,094        5,718       88,585      207,163      222,709
5.01 - 6.00%          50,276         24,265         18,249        6,735       99,525      195,403      178,662
6.01 - 7.00%         199,699         13,921          3,546       33,146      250,312       39,129       32,907
7.01 - 8.00%               -              -              -            -            -        6,305        9,227
8.01 - 9.00%               -              -              -            -            -            -           15
                    --------      ---------      ---------     --------    ---------     --------    ---------
       Total        $331,852      $  39,499      $  22,889     $ 45,599    $ 439,839     $450,347    $ 446,139
                    ========      =========      =========     ========    =========     ========    =========

     Borrowings. SBM may use advances from the Federal Home Loan Bank of Boston to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Boston functions as a central reserve bank providing credit for savings banks and certain other member financial institutions. As a member of the Federal Home Loan Bank of Boston, SBM is required to own capital stock in the Federal Home Loan Bank of Boston and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2000, SBM had the ability to borrow a total of approximately $447.29 million from the Federal Home Loan Bank of Boston. Of the total maximum borrowing capacity SBM had $100.00 million outstanding at December 31, 2000.

     Federal banking laws and regulations prohibit a bank from paying interest on commercial checking accounts. However, SBM offers to its commercial customers a transactional repurchase agreement, a form of non-deposit borrowing by SBM, that is designed as a mechanism to offer business customers the functional equivalent of a commercial checking account that pays interest. This account, overseen by an outside agent, is not a FDIC-insured deposit account, but is backed by a security interest in U.S. Government and agency securities at a ratio of approximately 1.10 to 1.00. At December 31, 2000, SBM had such accounts with balances aggregating $105.73 million, which are included in short-term borrowed funds, backed by a security interest of $133.43 million or a ratio of
1.26 to 1.00.

     The following table presents certain information regarding SBM's Federal Home Loan Bank advances and short-term borrowed funds at the dates or for the periods indicated.

                                                                  At or For the Year Ended December 31,
                                                                  -------------------------------------
                                                                    2000          1999           1998
                                                                  -------------------------------------
                                                                          (Dollars in thousands)
Average balance outstanding:
   Federal Home Loan Bank advances                                 $105,692      $ 58,761        $36,534
   Short-term borrowed funds                                        110,520        89,133         76,523
Maximum amount outstanding at any month-end during the
 period:
   Federal Home Loan Bank advances                                  124,000        95,962         45,000
   Short-term borrowed funds                                        119,821       104,575         87,790
Balance outstanding at end of period:
   Federal Home Loan Bank advances                                  100,000        84,000         45,000
   Short-term borrowed funds                                        106,493        95,814         79,545
 Weighted average interest rate during the period:
   Federal Home Loan Bank advances                                     6.39%         6.09%          6.31%
   Short-term borrowed funds                                           3.31          3.06           3.00
Weighted average interest rate at end of period:
   Federal Home Loan Bank advances                                     6.15          6.03           6.21
   Short-term borrowed funds                                           3.20          3.12           2.84


Subsidiary Activities

     The following are descriptions of SBM's wholly owned subsidiaries, which are indirectly owned by the Company.

     SBM, Ltd. SBM, Ltd. was organized in February 1983 for the purpose of acquiring and holding real estate acquired by the Bank. In 1990, the purpose changed to acquire, hold and dispose of real estate acquired through foreclosure. At December 31, 2000, SBM, Ltd. held no properties and had no assets.

     923 Main, Inc. 923 Main was incorporated in December 1994 for the purpose of maintaining an ownership interest in a third party registered broker-dealer, Infinex Financial Group. Infinex maintains an office at the Bank and offers to customers a complete range of nondeposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. The Bank receives a portion of the commissions generated by Infinex from sales to customers. For the years ended December 31, 2000 and 1999, the Bank received fees of $1.38 million and $1.16 million, respectively, through its relationship with Infinex.

         Savings Bank of Manchester Mortgage Company, Inc. SBM Mortgage was established in January 1999 to service and hold loans secured by real property. SBM Mortgage was established and is managed to qualify as a passive investment company for Connecticut income tax purposes. Income earned by a qualifying passive investment company is exempt from Connecticut income tax. Accordingly, no state income taxes were provided in 1999 or 2000.

Savings Bank of Manchester Foundation, Inc.

         In 1998, SBM established a private charitable foundation, Savings Bank of Manchester Foundation, Inc. This foundation, which is not a subsidiary of the Company or SBM, provides grants to individuals and not-for-profit organizations within the communities that the Bank serves. In 1998, SBM contributed marketable equity securities with a cost basis and fair market value of $700,000 and $3.00 million, respectively, at the date of contribution and transfer. At December 31, 2000, the foundation had assets of approximately $3.19 million. The foundation's four member Board of Trustees consists of current directors, officers and employees of the Bank. The Bank intends to maintain the foundation, but does not expect to make any further contributions to the foundation in the future.

SBM Charitable Foundation, Inc.

         During 2000, the Bank established a second private charitable foundation, SBM Charitable Foundation, Inc. This foundation, which is not a subsidiary of the Company or SBM, provides grants to individuals and not-for-profit organizations within the communities that the Bank serves. In 2000, in connection with the Company's conversion to stock form, the Company contributed 832,000 shares of company stock with a cost basis and fair market value of $8.32 million, at the date of contribution and transfer. At December 31, 2000, the foundation had assets of approximately $15.18 million, consisting primarily of the company stock. The foundation's thirteen member Board of Directors consists of current directors, officers and employees of the Bank. The Bank intends to maintain the foundation, but does not expect to make any further contributions to the foundation in the future.

                           REGULATION AND SUPERVISION

General

         As a savings bank chartered by the State of Connecticut, SBM is extensively regulated under state law by the Connecticut Banking Commissioner ("Commissioner") with respect to many aspects of its banking activities. In addition, as a bank whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") through the Bank Insurance Fund ("BIF"), SBM must pay deposit insurance assessments and is examined and supervised by the FDIC. These laws and regulations have been established primarily for the protection of depositors, customers and borrowers of SBM, not its stockholders.

         The Bank is also required to file reports with, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision ("OTS"), the Commissioner, and the Securities and Exchange Commission ("SEC") under the federal securities laws. The following discussion of the laws and regulations material to the operations of the Company and SBM is a summary and is qualified in its entirety by reference to such laws and regulations.

         SBM and the Company, as a savings and loan holding company, are extensively regulated and supervised. Regulations, which affect the Bank on a daily basis, may be changed at any time, and the interpretation of the relevant law and regulations may also change because of new interpretations by the authorities who interpret those laws and regulations. Any change in the regulatory structure or the applicable statutes or regulations, whether by the Commissioner, the State of Connecticut, the OTS, the FDIC or the U.S. Congress, could have a material impact on the Company and SBM.

Connecticut Banking Laws and Supervision

         The Commissioner regulates SBM's internal organization as well as its deposit, lending and investment activities. The approval of the Commissioner is required for, among other things, the establishment of branch offices and business combination transactions. The Commissioner conducts periodic examinations of SBM. The FDIC also regulates many of the areas regulated by the Commissioner and federal law may limit some of the authority provided to SBM by Connecticut law.

         Lending Activities. Connecticut banking laws grant banks broad lending authority. With certain limited exceptions, however, total secured and unsecured loans made to any one obligor under this statutory authority may not exceed 10% and 15%, respectively, of the bank's equity capital and reserves for loan and lease losses.

         A savings bank may pay cash dividends out of its net profits. For purposes of this restriction, "net profits " means the remainder of all earnings from current operations. Further, the total amount of all dividends declared by a savings bank in any calendar year may not exceed the sum of the bank's net profits for the year in question combined with its retained net profits from the preceding two calendar years. Additionally, earnings appropriated to reserves for loan losses and deducted for federal income tax purposes are not available for cash dividends without the payment of taxes at then current income tax rates on the amount used. Federal law also prevents an institution from paying dividends or making other capital distributions if doing so would cause it to become "undercapitalized." The FDIC may limit a savings bank's ability to pay dividends. No dividends may be paid to the Bank's stockholders if such dividends would reduce stockholders' equity below the amount of the liquidation account required by the Connecticut conversion regulations.

         Branching Activities. Any Connecticut-chartered bank meeting certain statutory requirements may, with the Commissioner's approval, establish and operate branches in any town or towns within the state and establish mobile branches.

         Investment Activities. Connecticut law requires the board of directors of each Connecticut bank to adopt annually an investment policy to govern the types of investments the bank makes, and to periodically review the bank's adherence to its investment policy. The investment policy must establish standards for the making of prudent investments and procedures for divesting investments no longer deemed consistent with the bank's investment policy. In recent years, Connecticut law has expanded bank investment activities.

         Connecticut banks may invest in debt securities and debt mutual funds without regard to any other liability to the Connecticut bank of the maker or issuer of the debt securities and debt mutual funds, if the debt securities and debt mutual funds are rated in the three highest rating categories or otherwise deemed to be a prudent investment, and so long as the total amount of debt securities and debt mutual funds of any one issuer will not exceed 25% of the bank's total equity capital and reserves for loan and lease losses and the total amount of all its investments in debt securities and debt mutual funds will not exceed 25% of its assets. In addition, a Connecticut bank may invest in certain government and agency obligations according to the same standards as debt securities and debt mutual funds except without any percentage limitation.

         Similarly, Connecticut banks may invest in equity securities and equity mutual funds without regard to any other liability to the Connecticut bank of the issuer of equity securities and equity mutual funds, so long as the total amount of equity securities and equity mutual funds of any one issuer will not exceed 25% of the bank's total equity capital and reserves for loan and lease losses and the total amount of the bank's investment in all equity securities and equity mutual funds will not exceed 25% of its assets.

         Powers. In recent years, Connecticut law has expanded bank powers. Connecticut law permits Connecticut banks to sell insurance and fixed and variable rate annuities if licensed to do so by the Connecticut Insurance Commissioner. Connecticut law authorizes a new form of Connecticut bank known as an uninsured bank. An uninsured bank has the same powers as banks except that it does not accept retail deposits and is not required to insure deposits with the FDIC. With the prior approval of the Commissioner, Connecticut banks are also authorized to engage in a broad range of activities related to the business of banking, or that are financial in nature or that are permitted under the Bank Holding Company Act ("BHCA") or the Home Owners' Loan Act ("HOLA"), both federal statutes, or the regulations promulgated as a result of these statutes. Connecticut banks are also authorized to engage in any activity permitted for a national bank or a federal savings association upon filing notice with the Commissioner unless the Commissioner disapproves the activity.

         Recent Legislation. Connecticut legislation enacted in 2000 has expanded the authority of the Commissioner. The Commissioner now has the authority to waive provisions of Connecticut's regulations governing mutual to stock conversions that are inconsistent with the regulations of the OTS.

         Assessments. Connecticut banks may be required to pay annual assessments to the Connecticut Department of Banking to fund the department's operations. The general assessments are paid pro rata based upon a bank's asset size. No assessments were paid by SBM for the year ended December 31, 2000.

         Enforcement. Under Connecticut law, the Commissioner has extensive enforcement authority over Connecticut banks and, under certain circumstances, affiliated parties, insiders, and agents. The Commissioner's enforcement authority includes: cease and desist orders, fines, receivership, conservatorship, removal of officers and directors, emergency closures, dissolution, and liquidation.

Federal Regulations

         Capital Requirements. Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System ("state non-member banks"), such as SBM, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System (the rating system) established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships).

         The FDIC regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as the bank's "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the FDIC's risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight, loans secured by one- to four-family residential properties generally have a 50% risk weight and commercial loans have a risk weighting of 100%.

         State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution's Tier 1 capital.

         The Federal Deposit Insurance Corporation Improvement Act (the "FDICIA") required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The FDIC, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy.

         As a savings and loan holding company regulated by the OTS, the Company is not, under current law, subject to any separate regulatory capital requirements.

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

Investment Activities

         Since the enactment of the FDICIA, all state-chartered FDIC insured banks, including savings banks, have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The FDICIA and the FDIC permit exceptions to these limitations. For example, state chartered banks, such as SBM, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq National Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the BIF. The FDIC has adopted revisions to its regulations governing the procedures for institutions seeking approval to engage in such activities or investments. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, under a FDIC-approved divestiture plan, unless such investments were grandfathered by the FDIC. SBM received grandfathered authority from the FDIC in March 1993 to invest in listed stocks and/or registered shares. However, the maximum permissible investment is 100% of Tier 1 capital, as specified by the FDIC's regulations, or the maximum amount permitted by Connecticut law, whichever is less. Such grandfathered authority may be terminated upon the FDIC's determination that such investments pose a safety and soundness risk to SBM or if SBM converts its charter or undergoes a change in control. As of December 31, 2000, SBM had $49.58 million of securities which were held under such grandfathering authority. The Gramm-Leach-Bliley Act of 1999 (the "GLB Act") specifies that a nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a "financial subsidiary" if the bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Interstate Branching

         Beginning June 1, 1997, the Interstate Branching Act (the "IBA") permitted the responsible federal banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under the law of the two states. The IBA also permitted a state to "opt in" to the provisions of the IBA before June 1, 1997, and permitted a state to "opt out" of the provisions of the IBA by adopting appropriate legislation before that date. In 1995, Connecticut affirmatively "opted-in" to the provisions of the IBA. Accordingly, beginning June 1, 1997, the IBA permitted a bank, such as SBM, to acquire branches in a state other than Connecticut unless the other state had opted out of the IBA. The IBA also authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders.

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

         The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2000, SBM was a "well capitalized" institution.

         "Undercapitalized" banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank's compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution's total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. "Critically undercapitalized" institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

Transactions with Affiliates

         Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to 10% of such savings bank's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to 20% of capital stock and surplus. The term "covered transaction" includes, among other things, the making of loans or other extensions of credit to an affiliate and the purchase of assets from an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

         Further, Section 22(h) of the FRA restricts an institution with respect to loans to directors, executive officers, and principal stockholders ("insiders"). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution's total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors. Further, under Section 22(h), loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank's employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.

Enforcement

         The FDIC has extensive enforcement authority over insured savings banks, including SBM. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

         The FDIC has authority under Federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was "critically undercapitalized" on average during the calendar quarter beginning 270 days after the date on which the institution became "critically undercapitalized." The FDIC may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution's financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment without federal assistance.

Insurance of Deposit Accounts

         The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial condition consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for insurance fund deposits currently range from 0 basis points for the strongest institution to 27 basis points for the weakest. BIF members are also required to assist in the repayment of bonds issued by the Financing Corporation in the late 1980's to recapitalize the Federal Savings and Loan Insurance Corporation. For the year ended December 31, 2000, the total FDIC assessment was $187,000. The FDIC is authorized to raise the assessment rates. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of SBM.

         The FDIC may terminate insurance of deposits if it finds that the institution is in an unsafe or unsound condition to continue operations, has engaged in unsafe or unsound practices, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of SBM does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Reserve System

         The FRB regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $42.8 million or less (which may be adjusted by the FRB) the reserve requirement is 3%; and for accounts greater than $42.8 million, the reserve requirement is $1.28 million plus 10% (which may be adjusted by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances (which may be adjusted by the FRB) are exempted from the reserve requirements. SBM is in compliance with these requirements.

Federal Home Loan Bank System

         SBM is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. SBM, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in the FHLB of Boston in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Boston, whichever is greater. SBM was in compliance with this requirement with an investment in FHLB of Boston stock at December 31, 2000 of $6.65 million. At December 31, 2000, SBM had $100.00 million in FHLB of Boston advances.

         The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. For the years ended December 31, 2000 and 1999, cash dividends from the FHLB of Boston to SBM amounted to approximately $460,000 and $383,000, respectively. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the FHLB stock held by SBM.

Holding Company Regulation

         Federal law allows a state savings bank that qualifies as a "Qualified Thrift Lender," discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the HOLA. Such election allows its holding company to be regulated as a savings and loan holding company by the OTS rather than as a bank holding company by the FRB. SBM has made such election and the Company is a nondiversified savings and loan holding company within the meaning of the HOLA. The Company is registered with the OTS and has adhered to the OTS' regulations and reporting requirements. In addition, the OTS may examine and supervise the Company and the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, SBM is required to notify the OTS at least 30 days before declaring any dividend to the Company. By regulation, the OTS may restrict or prohibit the Company from paying dividends.

         The Company is a unitary savings and loan holding company under federal law because SBM is its only insured subsidiary immediately after the Conversion. Formerly, a unitary savings and loan holding company was not restricted as to the types of business activities in which it could engage, provided that its subsidiary savings association continued to be a qualified thrift lender. The GLB Act, however, restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999 to activities permissible for a financial holding company as defined under the legislation, including insurance and securities activities, and those permitted for a multiple savings and loan holding company as described below. The Company is subject to these activities restrictions. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the BHCA, provided the prior approval of the OTS is obtained, and to other activities authorized by OTS regulation. Multiple savings and loan holding companies are generally prohibited from acquiring or retaining more than 5% of a non-subsidiary company engaged in activities other than those permitted by the HOLA.

         The HOLA prohibits a savings and loan holding company from, directly or indirectly, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company or from acquiring such an institution or company by merger, consolidation or purchase of its assets, without prior written approval of the OTS. In evaluating applications by holding companies to acquire savings associations, the OTS considers the financial and managerial resources and future prospects of the Company and the institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

         The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (1) interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

         To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the FRB), SBM must qualify as a Qualified Thrift Lender ("QTL"). To qualify as a QTL, the Bank must maintain compliance with the test for a "domestic building and loan association," as defined in the Internal Revenue Code, or with a QTL Test. Under the QTL Test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. As of December 31, 2000 SBM maintained in excess of 75% of its portfolio assets in qualified thrift investments. SBM also met the QTL test in each of the last 12 months and, therefore, met the QTL Test.

         Connecticut Holding Company Regulations. Under Connecticut banking law, no person may acquire beneficial ownership of more than 10% of any class of voting securities of a Connecticut-chartered bank, or any bank holding company of such a bank, without prior notification of, and lack of disapproval by, the Commissioner. Similar restrictions apply to any person who holds in excess of 10% of any such class and desires to increase its holdings to 25% or more of such class. The Commissioner will evaluate the effect of the acquisition on the financial condition of the bank or bank holding company. The Commissioner will also disapprove the acquisition if the bank or holding company to be acquired has been in existence for less than five years, unless the Commissioner waives this requirement, or if the acquisition would result in the acquirer controlling 30% or more of the total amount of deposits in insured depository institutions in Connecticut.

Federal Securities Laws

         Upon the completion of the Conversion in March, 2000, the Company's common stock became registered with the SEC under the Exchange Act. The Company now observes the reporting, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

         The registration under the Securities Act of 1933 of shares of the common stock issued in the Conversion did not cover the resale of such shares. Shares of the common stock purchased by persons who are not affiliates of the Company may be resold without registration. The resale restrictions of Rule 144 under the Securities Act govern shares purchased by an affiliate of the Company. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (1) 1% of the outstanding shares of the Company or (2) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under specific circumstances.

                     FEDERAL AND STATE TAXATION OF INCOME

Federal Income Taxation

         General. The Company and SBM report their income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company and SBM in the same manner as to other corporations with some exceptions, including particularly SBM's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to SBM or the Company. The Bank's federal income tax returns have been either audited or closed under the statute of limitations through tax year 1996. For its 2000 tax year, the Bank's maximum federal income tax rate was 35%.

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

         Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $12.56 million of SBM's accumulated bad debt reserves would not be recaptured into taxable income unless SBM makes a "non-dividend distribution" to the Company as described below.

         Distributions. If SBM makes "non-dividend distributions" to the Company, they will be considered to have been made from SBM's unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the "non-dividend distributions," and then from SBM's supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in SBM's taxable income. Non-dividend distributions include distributions in excess of SBM's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of SBM's current or accumulated earnings and profits will not be so included in SBM's taxable income.

         The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if SBM makes a non-dividend distribution to the Company, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. SBM does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

Connecticut Taxation

         The Bank is subject to the Connecticut corporation business tax. The Bank is eligible to file a combined Connecticut corporation business tax return and will pay the regular corporation business tax (income tax).

         The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions of the Bank and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.5% for 2000 and thereafter) to arrive at Connecticut income tax.

         In May 1998, the State of Connecticut enacted legislation permitting the formation of passive investment company subsidiaries by financial institutions. This legislation exempts qualifying passive investment companies from the Connecticut corporation business tax and excludes dividends paid from a passive investment company from the taxable income of the parent financial institution. SBM's formation of a passive investment company in January 1999 eliminated the state income tax expense of the Bank for 1999 and 2000. The Bank expects the passive investment company will eliminate substantially all state income taxes of the Bank going forward.

Item 2. Properties.
------------------

Properties

         The Bank currently conducts its business through its main office located in Manchester, Connecticut, and 22 other full-service banking offices. The Bank believes that its facilities are adequate to meet its present and immediately foreseeable needs.

                                                                                                    Net Book Value
                                                                                                     of Property
                                                      Leased,                                        or Leasehold
                                                     Licensed    Original Year    Date of Lease/     Improvements
                                                        or          Leased           License       at December 31,
Location                                               Owned      or Acquired      Expiration           2000
--------                                               -----      -----------      ----------      --------------
                                                                                                   (In thousands)
Main Branch and Executive Office:
923 Main Street                                        Owned          1932             --         $      1,318
Manchester, CT 06040

Branch Offices:
285 East Center Street                                Leased          1956             2011                 99
Manchester, CT 06040

220 North Main Street                                 Leased          1970             2005                102
Manchester, CT 06040

241 West Middle Turnpike                               /(1)/          1983             2023                160
Manchester, CT 06040

955 Sullivan Avenue                                    /(1)/          1965             2010                539
South Windsor, CT 06074

477 Connecticut Boulevard                             Leased          1996             2006                 83
East Hartford, CT 06108

236 Spencer Street                                    Leased          1974             2004                  -
Manchester, CT 06040

1 Main Street                                         Leased          1975             2010                  -
East Hartford, CT 06118

62 Buckland Street                                    Leased          1990             2009                 90
Manchester, CT 06040

Eastford Center, County Road                          Leased          1985             2004                  -
Eastford, CT 06242

122A Prospect Hill Road                               Leased          1985             2004                  -
East Windsor, CT 06088

6 Storrs Road                                         Leased          1986             2015                 75
Mansfield, CT 06250

200 Merrow Road                                       Leased          1989             2004                 57
Tolland, CT 06084

1320 Manchester Road                                   /(1)/          1987             2007                258
Glastonbury, CT 06033

435 Hartford Turnpike                                 Leased          1988             2003                 89
Vernon, CT 06066

1078 N. Main Street                                   Leased          1990             2010                  -
Dayville (Killingly), CT 06241

Route 66

                                                                                                    Net Book Value
                                                                                                     of Property
                                                      Leased,                                        or Leasehold
                                                     Licensed    Original Year    Date of Lease/     Improvements
                                                        or          Leased           License       at December 31,
Location                                               Owned      or Acquired      Expiration           2000
--------                                               -----      -----------      ----------      --------------
                                                                                                   (In thousands)
Columbia, CT 06237                                     Owned          1991             --         $        235

1671 Boston Turnpike, Route 44                        Leased          1993             2013                 74
Coventry, CT 06238

574 & 596 Middle Turnpike                             Owned          1995             --                  760
Storrs, CT 06268

49 Hazard Avenue                                      Leased          1995             2007                 91
Enfield, CT 06082

2133 Poquonock Avenue                                 Leased          1996             2006                160
Windsor, CT 06095

44-48 Wells Road                                      Leased          1996             2008                114
Wethersfield, CT 06109

55 South Main Street                                  Leased          1997             2016                215
West Hartford, CT 06107

ATM Facilities:

Rt. 6                                                 Leased          1974             2004                  -
Andover, CT  06232

Junction Routes 44 & 74                               Leased          1976             2001                  -
Ashford, CT  06278

Rt. 44A, 663 Boston Turnpike                          Leased          1968             2001                  -
Bolton, CT  06043

700 Burnside Ave.                                     Leased          1966             (4)                   -
East Hartford, CT  06108

60 Bidwell Street                                   Licensed/(2)/     1990            /(2)/                  -
Manchester, CT  06040

Buckland Hills Mall                                   Leased          1992             2004                  -
Manchester, CT  06040

31 Union Street                                     Licensed/(2)/     1995            /(2)/                  -
Rockville, CT  06066

469 Hartford Rd                                       Leased          1970             2002                  -
Manchester, CT  06040

71 Haynes Street                                    Licensed/(2)/     1989            /(2)/                  -
Manchester, CT  06040

Administrative Offices:

469 Hartford Road                                     Leased          1970             2002                 20
Manchester, CT 06040

50-56 Cottage Street                                   Owned          1986             --                  455
Manchester, CT  06040

881 Main Street                                       Leased          1984             2001                118
Manchester, CT  06040

                                                                                                    Net Book Value
                                                                                                     of Property
                                                      Leased,                                        or Leasehold
                                                     Licensed    Original Year    Date of Lease/     Improvements
                                                        or          Leased           License       at December 31,
Location                                               Owned      or Acquired      Expiration           2000
--------                                               -----      -----------      ----------      --------------
                                                                                                   (In thousands)
935 Main Street                                        Owned          /(3)/             -         $      2,846
Manchester, CT  06040

935 Main Street                                       Leased          1997             2006                 85
Units B102 & B102A
Manchester, CT  06040

945 Main Street                                       Leased          1999             2001                  -
Unit 102A
Manchester, CT  06040

945 Main Street                                        Owned          1997             --                  132
Unit 305
Manchester, CT  06040

945 Main Street                                        Owned          1998             --                   74
Unit 309
Manchester, CT  06040

35-43 Oak Street                                       Owned          1995             --                  724
Manchester, CT  06040

681 Main Street                                       Leased          1997            /(4)/                  -
Plantsville, CT  06479                                                                            ------------
                                                                                                  $      8,973
                                                                                                  ============

(1) The Bank owns the building and leases the land and only owns the building as long as the lease is in effect.
(2) The Bank maintains a license to possess the property. Generally, the holder of a license has less property rights than the possessor of a leasehold interest. The license has no expiration date.
(3) The Bank owns seventeen commercial condominiums, which were all acquired at various times between 1990 and 2000.
(4)   The Bank possesses this property on a month-to-month basis.

Item 3. Legal Proceedings.
-------------------------

      Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Bank.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         None.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters.
-------

         The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "SBMC". The stock began trading on March 2, 2000. The following table indicates the high and the low last sale prices of the Common Stock for the past year as reported by the Nasdaq National Market.

              Quarter Ended                             High           Low
             ------------------------------------      --------     --------

             March 31, 2000 (since March 1, 2000)      $  10.81      $ 9.81
             June 30, 2000                                14.69       10.75
             September 30, 2000                           18.94       15.00
             December 31, 2000                            18.94       16.50

         As of March 9, 2001, the most recent practicable date, the closing price of the Company's Common Stock as reported by Nasdaq, was $21.00 per share and the Company had approximately 5,350 holders of record.

         The Company has not paid any dividends to date. The Board of Directors of the Company has the authority to declare dividends on the Common Stock, subject to statutory and regulatory requirements. In the future, the Board of Directors intends to consider a policy of paying cash or stock dividends on the Common Stock. However, no decision has been made with respect to the payment of dividends. Declarations of dividends by the Board of Directors, if any, will depend upon a number of factors, including investment opportunities available to the Company or SBM, capital requirements, regulatory limitations, the Company's and SBM's financial condition and results of operations, tax considerations and general economic conditions. No assurances can be given, however, that any dividends will be paid or, if commenced, will continue to be paid.

         The Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current and/or immediately preceding fiscal year.

Item 6. Selected Consolidated Financial Data.
--------------------------------------------

         The Bank has derived the following selected consolidated financial and other data of the Bank in part from the Bank's consolidated financial statements and notes appearing elsewhere in this Form 10-K.

                                                                           At December 31,
                                                     -------------------------------------------------------------------
                                                              2000          1999           1998         1997       1996
                                                     -------------------------------------------------------------------
                                                                           (In thousands)
Selected Consolidated Financial Data:

   Total assets......................................    $1,403,311    $1,227,798    $1,108,287   $ 1,033,086   $968,252
   Cash and cash equivalents.........................        64,797        26,678        45,048        14,660     22,850
   Loans, net........................................       995,764       938,340       806,787       798,292    732,448
   Securities held to maturity:
      Mortgage-backed securities.....................             -        25,474        22,742        14,409      8,047
      Other investment securities....................             -        20,586        29,855        35,874     39,518
                                                         ----------    ----------    ----------   -----------   --------
         Total securities held to maturity...........             -        46,060        52,597        50,283     47,565
                                                         ----------    ----------    ----------   -----------   --------
   Securities available for sale:
      Mortgage-backed securities.....................        80,223        16,204        12,859        17,985     24,570
      U.S. Government and agency obligations.........        85,254        81,328        71,703        48,767     35,907
      Marketable equity securities...................        49,144        50,545        42,773        40,635     37,797
      Other securities...............................        93,460        33,777        40,816        24,202     32,987
                                                         ----------    ----------    ----------   -----------   --------
         Total securities available for sale.........       308,081       181,854       168,151       131,589    131,261
                                                         ----------    ----------    ----------   -----------   --------
   Deposits..........................................       933,370       906,591       855,117       827,667    792,833
   Short-term borrowed funds.........................       106,493        95,814        79,545        71,179     58,747
   Advances from Federal Home Loan Bank..............       100,000        84,000        45,000        17,987     15,000
   Stockholders' equity..............................       232,539       123,223       112,807       101,191     88,535
   Premises and equipment, net.......................        13,197        14,436        15,621        15,709     11,369
   Nonperforming assets (1)..........................         6,897        12,089         3,283         7,543     12,760

                                                                           For the Year Ended December 31,
                                                      ------------------------------------------------------------------
                                                             2000           1999          1998          1997      1996
                                                      ------------------------------------------------------------------
Selected Operating Data:

   Total interest and dividend income................    $   95,092    $   78,834    $   76,858   $    73,931   $ 69,973
   Total interest expense............................        43,842        37,374        37,200        35,856     34,714
                                                         ----------    ----------    ----------   -----------   --------
      Net interest income............................        51,250        41,460        39,658        38,075     35,259
   Provision for loan losses.........................         1,200         1,100         1,200         1,200      1,200
                                                         ----------    ----------    ----------   -----------   --------
      Net interest income after provision for loan
         losses......................................        50,050        40,360        38,458        36,875     34,059
                                                         ----------    ----------    ----------   -----------   --------
   Noninterest income:
      Gains on sales of securities, net..............           445         1,372         2,621         4,007        842
      Other..........................................         9,824         8,034         9,539         7,460      8,155
                                                         ----------    ----------    ----------   -----------   --------
         Total noninterest income....................        10,269         9,406        12,160        11,467      8,997
                                                         ----------    ----------    ----------   -----------   --------
   Noninterest expense...............................        49,277        36,586        37,092        31,556     27,772
                                                         ----------    ----------    ----------   -----------   --------
      Income before provision for income taxes.......        11,042        13,180        13,526        16,786     15,284
   Provision for income taxes........................         3,659         4,426         4,208         6,584      5,853
                                                         ----------    ----------    ----------   -----------   --------
      Net income.....................................    $    7,383    $    8,754    $    9,318   $    10,202   $  9,431
                                                         ==========    ==========    ==========   ===========   ========

                                                                         At or For the Year Ended December 31,
                                                                   --------------------------------------------------
                                                                     2000      1999      1998      1997      1996
                                                                   --------------------------------------------------
Selected Operating Ratios and Other Data (2):
Performance Ratios:
   Average yield on interest-earning assets.....................      7.26%     7.09%     7.54%     7.75%     7.69%
   Average rate paid on interest-bearing liabilities............      4.11      3.81      4.02      4.11      4.15
   Average interest rate spread (3).............................      3.15      3.28      3.52      3.64      3.54
   Net interest margin (4)......................................      3.91      3.73      3.89      3.96      3.85
   Interest-earning assets to interest-bearing liabilities......    126.27    113.61    110.29    109.47    108.62
   Net interest income after provision for
      loan losses to noninterest expense........................    101.57    110.32    103.68    116.86    122.64
   Noninterest expense as a percentage of average assets........      3.65      3.18      3.46      3.15      2.92
   Return on average assets.....................................      0.55      0.76      0.87      1.02      0.99
   Return on average capital....................................      3.59      7.53      8.71     10.75     11.38
   Ratio of average capital to average assets...................     15.24     10.11      9.99      9.48      8.70

Regulatory Capital Ratios (2):
   Leverage capital ratio.......................................     12.82      9.10      9.33      8.98      8.41
   Total risk-based capital ratio...............................     19.63     13.96     13.89     13.67     13.09

Asset Quality Ratios (2):
   Nonperforming loans and troubled debt restructurings
      as a percentage of total loans (5)........................      0.67      1.21      0.19      0.35      0.98
   Nonperforming assets and troubled debt restructurings
      as a percentage of total assets...........................      0.49      0.98      0.29      0.73      1.32
   Allowance for loan losses as a percentage of total loans.....      1.16      1.12      1.30      1.23      1.23
   Allowance for loan losses as a percentage of nonperforming
      loans and troubled debt restructurings....................    172.68     92.44    694.55    350.79    125.46
   Net loans charged-off to average interest-earning loans......      0.01      0.12      0.07      0.05      0.08

   Full service offices at end of period........................      23        23        23        23        22

(1) Nonperforming assets consist of nonperforming loans, troubled debt restructurings and other real estate owned.
(2) Asset Quality and Regulatory Capital Ratios are end of period ratios. Except for end of period ratios, all ratios are based on average monthly balances during the indicated periods and are annualized for interim periods.
(3) Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5) Nonperforming loans consist of nonperforming loans and loans 90 days or more past due and accruing interest.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
-------------

         The following discussion should be read in conjunction with the "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K.

General

         The Company has only one subsidiary, SBM. The Bank's results of operations depend primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Bank also generates noninterest income primarily from fees charged on customers' accounts and fees earned on activities such as investment services provided through a third party registered broker-dealer. Gains on the sales of securities is another source of noninterest income. The Bank's noninterest expenses primarily consist of employee compensation and benefits, occupancy expense, advertising and other operating expenses. The Bank's results of operations are also affected by general economic and competitive conditions, notably changes in market interest rates, government policies and regulations. SBM exceeded all of its regulatory capital requirements at December 31, 2000.

Pending Acquisition

         On February 7, 2001, the Bank and First Federal entered in an Agreement under which the Bank will acquire all of the outstanding common stock of First Federal for cash equal to approximately $110.00 million. Immediately after the completion of the acquisition, First Federal will be merged into SBM. The Board of Directors of the Company expects the transaction to close in the third quarter of 2001. The transaction is subject to approval by First Federal shareholders and federal and state regulatory agencies.

         Under certain circumstances, if the Agreement is terminated by the Bank for the reasons set forth in the Agreement before the consummation of the merger, First Federal may be required to pay the Bank cash of $4.50 million plus out-of-pocket expenses.

Operating Strategy

         The Bank is an independent, community-oriented savings bank, delivering quality customer service and offering a wide range of deposit, loan and investment products to its customers. In recent years, the Bank's strategy has been to enhance profitability by emphasizing the origination of commercial real estate and business loans, increasing sources of noninterest income and by improving operating efficiencies while managing its capital position and limiting its credit and interest rate risk exposure. To accomplish these objectives, the Bank has sought to:

         .   Operate as a full service community bank.

         . Provide superior customer service and innovative products by expanding delivery systems through the opening of new branch offices, offering a bank-issued credit card and debit card services, establishing Internet banking and a call center that provides interest rate information for deposit and loan products and other customer services.

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

Comparison of Financial Condition at December 31, 2000 and 1999

         Total assets increased $175.51 million, or 14.27%, to $1.40 billion at December 31, 2000 as compared to $1.23 billion at December 31, 1999. The increase was due primarily to a $80.17 million increase in securities, a $58.50 million increase in the loan portfolio, and a $38.12 million increase in cash and cash equivalents of which $37.89 million of the increase was in short-term investments. The growth in assets was funded primarily by the net proceeds from the Company's public offering in March 2000, and increases in deposits of $26.78 million, Federal Home Loan Bank advances of $16.00 million, and short-term borrowed funds of $10.68 million. The increase in securities and short-term investments reflect management's strategy of investing the net proceeds from the public offering as well as implementing its funds management and asset liability policies. Gross loans increased due to strong loan demand in most sectors of the loan portfolio. The Bank continues to offer an increased array of loan products to an expanded market area using aggressive marketing efforts.

         Deposits totalled $933.37 million at December 31, 2000, an increase of $26.78 million, or 2.95%, compared to $906.59 million at December 31, 1999. The deposit growth reflects an increase of $18.80 million, or 16.68%, in NOW accounts, a $17.98 million, or 35.04%, increase in demand deposits and a $10.51 million, or 2.33%, decrease in certificates of deposit. The substantial increases in NOW accounts and demand deposits reflect aggressive marketing of both retail and commercial deposit accounts as well as the Bank's commitment to controlling interest costs by not necessarily increasing rates on certificates of deposits. In addition, the Bank continues to market a short-term commercial transactional repurchase agreement (repo) account to commercial businesses. These repo accounts increased $11.11 million, or 11.74%, from $94.62 million as of December 31, 1999 to $105.73 million as of December 31, 2000.

         Nonperforming assets totaled $6.90 million at December 31, 2000 compared to $12.09 million at December 31, 1999, representing an decrease of $5.19 million, or 42.93%. The decrease is primarily due to the full repayment of a nonperforming commercial real estate loan for $4.29 million during April 2000. Nonperforming loans and troubled debt restructurings as a percentage of total gross loans decreased to 0.67% at December 31, 2000 from 1.21% at December 31, 1999. Nonperforming assets and troubled debt restructurings as a percentage of total assets decreased to 0.49% at December 31, 2000 from 0.98% at December 31, 1999. Other real estate owned declined $479,000, or 79.30%, from $604,000 as of December 31, 1999 to $125,000 as of December 31, 2000 due to property sales.

         Total capital increased $109.32 million, or 88.72%, to $232.54 million at December 31, 2000 compared to $123.22 million at December 31, 1999. The increase was primarily due to the proceeds after expenses from the public offering of $90.51 million, common stock issued to SBM Charitable Foundation, Inc. of $8.32 million, net income of $7.38 million and an increase of $2.25 million in accumulated other comprehensive income related to unrealized gains on available for sale securities at December 31, 2000.

Comparison of Operating Results for the Years Ended December 31, 2000 and 1999

         Net Income. Net income decreased by $1.37 million, or 15.66%, to $7.38 million for 2000 from $8.75 million for 1999. Net income for the year 2000 was reduced by an expense of $8.32 million ($5.41 million after tax) relating to the Bank's establishment of SBM Charitable Foundation, Inc. in March 2000 in connection with the Bank's conversion from the mutual holding company form of organization to the stock holding company form or organization. Due to the timing of the conversion, earnings per share for the twelve months ended December 31, 2000 and prior periods are not presented. Earnings per diluted share were $0.59 for the ten months ended December 31, 2000.

         Operating earnings, which exclude securities gains and the previously discussed expense of $8.32 million net of related tax effect, were significantly higher than the prior year's levels. Operating earnings, net of tax, for the year ended December 31, 2000 were $12.50 million, a $4.64 million, or 59.03%, increase compared to $7.86 million for the year ended December 31, 1999. Net interest income after provision for loan losses increased $9.69 million, or 24.01%, to $50.05 million for 2000 compared to $40.36 million for 1999. Service charges and fees and other noninterest income increased $2.11 million, or 28.21%, from $7.48 million for 1999 to $9.59 million for 2000. Noninterest expense, excluding the foundation expense of $8.32 million in 2000, increased $4.37 million, or 11.94%, to $40.96 million for 2000 from $36.59 million for 1999.

         Net Interest Income. Net interest income increased $9.79 million, or 23.61%, to $51.25 million for 2000 from $41.46 million for 1999. The increase was primarily a result of higher interest income from an increase in the level of interest earning assets, primarily funded by the net proceeds from the public offering. Loan and investment yields also increased in 2000 as compared to 1999. These increases were partially offset by higher levels of FHLB advances and short-term borrowed funds, and an increased cost of funds. Interest and dividend income increased $16.26 million, or 20.63%, to $95.09 million for 2000 from $78.83 million for 1999. The average yield on interest earning assets increased 17 basis points to 7.26% in 2000 from 7.09% in 1999, primarily due to an increase in general market interest rates. Interest income on loans increased $9.73 million, or 14.65%, to $76.16 million for 2000 compared to $66.43 million for 1999. The increase was primarily due to a $111.93 million increase in the average balance of loans outstanding, as well as a 12 basis point increase in the average yield on loans primarily due to a higher interest rate environment. Interest and dividend income from investment securities and other interest-bearing assets increased $6.52 million, or 52.54%, to $18.93 million for 2000 compared to $12.41 million for 1999. The increase in interest and dividend income from investment securities and other interest-bearing assets was due to an increase in the average balance of $86.39 million, or 37.22%, to $318.52 million for the year ended December 31, 2000, as more funds were available for investment due to the net proceeds received from the public offering. Investment and other interest-bearing asset yields increased 59 basis points in 2000 as compared to 1999 due to an increase in general market interest rates.

         Interest expense increased $6.47 million, or 17.31%, to $43.84 million for 2000 from $37.37 million for

1999. The increase reflects an increase in expense on advances from Federal Home Loan Bank of $3.17 million, deposits of $2.37 million and short-term borrowed funds of $923,000. Interest expense on advances from Federal Home Loan Bank increased primarily due to increased average volumes of $46.93 million as well as higher costs of 30 basis points. Interest expense on deposits and escrow increased primarily due to higher costs of certificates of deposit of 41 basis points and savings and money market accounts of 28 basis points. Interest expense on short-term borrowed funds, primarily represented by commercial transactional repurchase agreements, increased primarily due to increased average volumes of $21.39 million as well as higher costs of 25 basis points. The average cost of funds for the Bank increased 30 basis points from 3.81% in 1999 to 4.11% in 2000, mainly due to higher general market interest rates.

         Provision for Loan Losses. The provision for loan losses was $1.20 million for 2000 compared to $1.10 million for 1999. The allowance for loan losses was 1.16% of total loans and 172.68% of nonperforming loans at December 31, 2000 compared to 1.12% and 92.44%, respectively, at December 31, 1999. The increase in the allowance for loan losses as a percentage of nonperforming loans is primarily due to the full repayment of a nonperforming commercial real estate loan for $4.29 million during April 2000.

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

         Noninterest Income. Noninterest income increased $863,000, or 9.17%, to $10.27 million for 2000 as compared to $9.41 million for 1999. Fee income from service charges and account fees was $7.65 million in 2000 compared to $5.87 million for 1999. The increase in fee income and service charges is primarily due to the introduction of debit cards and increases in merchant services and individual account fees. Other fee income increased from $1.62 million in 1999 to $1.94 million in 2000 and reflects increases in fees earned from brokerage services. Gains on sales of securities and mortgage loans declined $927,000 and $314,000 respectively, as management chose to retain higher yielding securities and loans rather than sell them and obtain one-time gains.

         Noninterest Expense. Noninterest expense increased $12.69 million, or 34.68%, to $49.28 million for 2000 from $36.59 million for 1999. The increase is primarily due to a contribution of securities to SBM Charitable Foundation, Inc. of $8.32 million in 2000. Other increases in noninterest expense include $1.69 million, or 39.30%, for pension and other employee benefits, $1.09 million, or 7.17%, for salaries, and $1.02 million, or 26.91%, for fees and services. Pension and other employee benefits increased due to new qualified and non-qualified benefit plans formed in connection with the public offering. Salaries increased due to annual wage increases and additional staffing necessary for a public entity. Fees and services increased due to director, legal and other fees of the new public holding company, other legal fees and debit card service fees.

         Provision for Income Taxes. The provision for income taxes decreased $767,000, or 17.31%, to $3.66 million for 2000 from $4.43 million for 1999. The effective tax rates were 33.14% for 2000 and 33.58% for 1999. The decrease in tax expense is due to a decrease in taxable income.

         Comparison of Operating Results for the Years Ended December 31, 1999 and 1998

         Net Income. Net income decreased by $564,000, or 6.05%, to $8.75 million for 1999 from $9.32 million for 1998. The decrease was primarily attributable to reduced gains on the sale of mortgages and securities. Net interest income after provision for loan losses increased $1.90 million, or 4.94%, to $40.36 million for 1999 compared to $38.46 million for 1998. Service charges and fees and other noninterest income increased slightly from $7.12 million to $7.48 million for 1999. Noninterest expense decreased $506,000 or 1.36%, to $36.59 million for 1999 from $37.09 million for 1998. Noninterest expense for 1998 included a $3.00 million expense relating to the establishment of Savings Bank of Manchester Foundation, Inc. in June 1998. Excluding the effect of this charge, noninterest expense would have increased in 1999 by $2.49 million, or 7.30%, primarily due to an increase in salaries expense in 1999.

         Net Interest Income. Net interest income increased by $1.80 million, or 4.54%, to $41.46 million for 1999 from $39.66 million for 1998. This increase was primarily a result of higher interest income from an increase in the level of average interest-earning assets and a decrease in the average rate paid on interest-bearing liabilities due to a lower interest rate environment, particularly during the early part of 1999. Interest and dividend income increased $1.97 million, or 2.56%, to $78.83 million for 1999 from $76.86 million for 1998. The average yield on interest-earning assets declined 45 basis points to 7.09% in 1999 from 7.54% in 1998 primarily due to a decline in market interest rates. Interest income on loans increased $1.92 million, or 2.98%, to $66.43 million for 1999, compared to $64.51 million for the prior year. This increase was due to a $76.18 million increase in the average balance of loans outstanding, partially offset by a 47 basis point decrease in the average yield on loans primarily due to a lower interest rate environment. Interest and dividend income from investment securities increased $62,000, or 0.50%, from $12.35 million for 1998 to $12.41 million for 1999. The increase in interest and dividend income from investment securities was primarily due to an increase in yield in mortgage-backed securities of 9 basis points.

         Interest expense increased $174,000, or 0.47%, to $37.37 million for 1999 from $37.20 million for 1998. The increase is due to an increase in expense for FHLB advances of $1.27 million, and short-term borrowed funds of $432,000, partially offset by a decrease in expense for deposits and escrow of $1.53 million. FHLB advances increased due to higher average advances of $22.23 million, partially offset by lower interest cost of 22 basis points. Short-term borrowed funds, represented primarily by commercial transactional repurchase agreements increased due to $12.61 million higher average agreements and higher interest cost of 6 basis points. Interest expense on deposits and escrow decreased due to a lower cost of funds of 29 basis points. Bankwide cost of funds decreased 21 basis points from 4.02% in 1998 to 3.81% in 1999.

         Provision for Loan Losses. The provision for loan losses was $1.10 million for 1999 compared to $1.20 million for 1998. For 1999, management decreased the provision by 50% for the first half of the year, reflecting improved delinquency trends during 1998 and early 1999. The addition of two large commercial real estate relationships to nonaccrual status by September 1999 required an additional provision during the last two quarters of 1999. The allowance for loan losses was 1.12% of total loans and 92.44% of nonperforming loans at December 31, 1999 compared to 1.30% and 694.55% respectively, at December 31, 1998. The changes reflect the addition of two large commercial real estate relationships to nonperforming loan status during 1999.

         Noninterest Income. Noninterest income totalled $9.41 million and $12.16 million for 1999 and 1998, respectively. The decline was due to the combined effect of decreased securities gains and reduced gains from the sale of mortgages to the secondary market. The decline in securities gains is due to the gains realized in 1998 relating to the formation of Savings Bank of Manchester Foundation, Inc. and the contribution of appreciated securities to the foundation. The decreased gains from the sale of mortgages to the secondary market reflect management's decision to retain fixed rate mortgages in order to grow the loan portfolio. During 1999, the Bank sold $19.20 million of loans in the secondary market, realizing gains of $551,000, compared with sales of $94.33 million in 1998, which generated gains of $2.42 million. Fee income from service charges and account fees was

$5.87 million in 1999 compared with $5.45 million in 1998. Other fee income declined slightly from $1.68 million in 1998 to $1.62 million in 1999 and reflects fees earned from brokerage services and rental income properties in other real estate owned. Other real estate owned declined from $1.76 million at the end of 1998 to $604,000 at the end of 1999.

         Noninterest Expense. Noninterest expense decreased $506,000, or 1.36%, to $36.59 million for 1999 from $37.09 million for 1998. The decrease is attributable to the expense in 1998 relating to the charitable contribution of $3.00 million of appreciated securities to Savings Bank of Manchester Foundation, Inc. Excluding this charitable contribution, 1998 noninterest expense would have been $34.09 million and the increase in 1999 would have been $2.49 million, or 7.30%. Increases in noninterest expense include $1.10 million, or 7.81%, for salaries, $575,000, or 17.86%, for fees and services, and $338,000, or 8.54%, for pension and other employee benefits. These increases reflect an increase in commercial lending staff, continued development of the Merchant Services Center program, the Year 2000 project, and increased benefit costs. Marketing expenses increased $120,000, or 7.23%, due to a new television advertising program.

         Provision for Income Taxes. The provision for income taxes increased $218,000 to $4.43 million for 1999, compared to $4.21 million for 1998. During 1998, the Bank created Savings Bank of Manchester Foundation, Inc. and donated appreciated securities to the foundation, resulting in a lower 1998 effective tax rate. During 1999, the Bank formed the Savings Bank of Manchester Mortgage Company, Inc. which eliminated the Bank's Connecticut state income tax liability for 1999. The effective tax rates were 33.58% and 31.11% for 1999 and 1998, respectively.

Average Blances, Interest and Average Yields/Cost

     The following table presents certain information for the periods indicated regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances were derived from average daily balances. The yields and rates include fees which are considered adjustments to yields.

                                                                     For the Year Ended December 31,
                                       ------------------------------------------------------------------------------------------
                                                     2000                         1999                         1998
                                       ----------------------------- ----------------------------- ------------------------------
                                                             Average                       Average                       Average
                                         Average              Yield/ Average                Yield/ Average                 Yield/
                                         Balance   Interest    Rate  Balance    Interest     Rate  Balance    Interest      Rate
                                       ----------------------------- ----------------------------- ------------------------------
                                                                        (Dollars in thousands)
Interest-earning assets:
   Loans (1):
      Real estate                      $  773,358  $ 57,200  $ 7.40% $  684,617  $ 50,086    7.32% $  621,751  $  48,338    7.77%
      Consumer                             76,588     6,321    8.25      71,537     5,653    7.90      71,132      5,780    8.13
      Commercial                          141,212    12,642    8.95     123,071    10,686    8.68     110,158     10,393    9.43
                                       ---------- --------- -------- ---------- ---------  ------- ----------  ---------  --------
         Total loans                      991,158    76,163    7.68     879,225    66,425    7.56     803,041     64,511    8.03
                                       ---------- --------- -------- ---------- ---------  ------- ----------  ---------  --------
   Mortgage-backed securities (2)          62,083     4,499    7.25      36,295     2,460    6.78      35,762      2,392    6.69
   Investment securities (3):
      U.S. Government and agency
         obligations                       89,215     5,572    6.25      74,233     4,344    5.85      65,637      3,813    5.81
      Corporate securities                 51,833     3,584    6.91      35,890     2,348    6.54      34,960      2,266    6.48
      Marketable equity securities         45,612     1,017    2.23      44,513       999    2.24      42,066      1,373    3.26
      Other equity securities                 432         -       -         419         -       -         302          -       -
      Asset-backed securities              28,258     1,796    6.36      20,244     1,265    6.25      25,419      1,650    6.49
   Other interest-bearing assets:
      Federal Home Loan Bank stock          6,477       460    7.10       5,909       383    6.48       5,831        369    6.33
      Federal funds sold                   34,607     2,001    5.78      14,625       610    4.17       6,846        484    5.03
                                       ---------- --------- -------- ---------- ---------  ------- ----------  ---------  --------
         Total interest-earning assets  1,309,675  $ 95,092    7.26%  1,111,353  $ 78,834    7.09%  1,019,864   $ 76,858    7.54%
                                                  =========                     =========                      =========
   Noninterest-earning assets              38,575                        38,733                        59,199
                                       ----------                    ----------                    ----------
         Total assets                  $1,348,250                    $1,150,086                    $1,079,063
                                       ==========                    ==========                    ==========

Interest-bearing liabilities:
  Deposits:
     NOW accounts                      $  115,819  $  1,378    1.19% $  105,916  $  1,507    1.42% $   94,394  $   1,299    1.38%
     Savings and money market
        accounts                          297,276     8,225    2.77     277,565     6,919    2.49     248,915      5,982    2.40
     Certificates of deposit              432,624    23,672    5.47     444,550    22,482    5.06     463,226     25,138    5.43
     Escrow deposits                        6,069       163    2.69       5,684       158    2.78       5,092        176    3.46
                                       ---------- --------- -------- ---------- ---------  ------- ----------  ---------  --------
        Total interest-bearing
          deposits                        851,788    33,438    3.93     833,715    31,066    3.73     811,627     32,595    4.02
  Short-term borrowed funds               110,520     3,653    3.31      89,133     2,730    3.06      76,523      2,298    3.00
  Advances from Federal Home
     Loan Bank                            105,692     6,751    6.39      58,761     3,578    6.09      36,534      2,307    6.31
                                       ---------- --------- -------- ---------- ---------  ------- ----------  ---------  --------
        Total interest-bearing
          liabilities                   1,068,000  $ 43,842    4.11%    981,609  $ 37,374    3.81%    924,684  $  37,200    4.02%
                                                  =========                     =========                      =========
   Noninterest-bearing liabilities         74,828                        52,175                        47,865
                                       ----------                    ----------                    ----------
        Total liabilities               1,142,828                     1,033,784                       972,549
   Stockholder's equity                   205,422                       116,302                       106,514
                                       ----------                    ----------                    ----------

        Total liabilities and
          stockholder's equity         $1,348,250                    $1,150,086                    $1,079,063
                                       ==========                    ==========                    ==========
   Net interest-earning assets         $  241,675                    $  129,744                    $   95,180
                                       ==========                    ==========                    ==========
   Net interest income                             $ 51,250                      $ 41,460                      $  39,658
                                                  =========                     =========                     ==========

   Interest rate spread (4)                                    3.15%                         3.28%                          3.52%
   Net interest margin (5)                                     3.91%                         3.73%                          3.89%
   Ratio of interest-earning assets
     to interest-bearing liabilities                         122.63%                       113.22%                        110.17%

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

Rate/Volume Analysis

     The following table presents the effects of changing rates and volumes on the interest income and interest expense of the Bank. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior volume). For purposes of this table, changes attributable to changes in both rate and volume, which cannot be segregated, are shown in the rate/volume column.

                                                      2000 Compared to 1999                   1999 Compared to 1998
                                              --------------------------------------  --------------------------------------
                                                   Increase (Decrease) Due to              Increase (Decrease) Due to
                                              --------------------------------------  --------------------------------------
                                                Rate    Volume  Rate/Volume   Net       Rate    Volume  Rate/Volume   Net
                                                ----    ------  -----------   ---       ----    ------  -----------   ---
                                                         (In thousands)                              (In thousands)
Interest-earning assets:
  Loans:
     Real estate                              $   550  $ 6,493    $    71   $ 7,114   $   (28) $    49    $ 1,727   $ 1,748
     Consumer                                     251      399         18       668      (164)      33          4      (127)
     Commercial                                   332    1,575         49     1,956      (826)   1,218        (99)      293
                                              -------  -------    -------   -------   -------  -------    -------   -------
        Total loans                             1,133    8,467        138     9,738    (1,018)   1,300      1,632     1,914
  Mortgage-backed securities                      170    1,748        121     2,039        32       36          -        68
  Investment securities                           715    3,315        451     4,481      (493)     699       (212)       (6)
                                              -------  -------    -------   -------   -------  -------    -------   -------
        Total interest-earning assets           2,018   13,530        710    16,258    (1,479)   2,035      1,420     1,976
                                              -------  -------    -------   -------   -------  -------    -------   -------

Interest-bearing liabilities:
  Deposits:
     NOW accounts                                (247)     141        (23)     (129)        -        2        206       208
     Savings accounts                             761      491         54     1,306       224      688         25       937
     Certificates of deposit                    1,843     (604)       (49)    1,190    (1,714)  (1,014)        72    (2,656)
     Other                                         (5)      10          -         5       (35)      20         (3)      (18)
                                              -------  -------    -------   -------   -------  -------    -------   -------
        Total deposits                          2,352       38        (18)    2,372    (1,525)    (304)       300    (1,529)
  Short-term borrowed funds                       216      655         52       923        46      378          8       432
  Advances from Federal Home Loan Bank            175    2,858        140     3,173       (80)   1,403        (52)    1,271
                                              -------  -------    -------   -------   -------  -------    -------   -------
        Total interest-bearing liabilities      2,743    3,551        174     6,468    (1,559)   1,477        256       174
                                              -------  -------    -------   -------   -------  -------    -------   -------
  Increase (decrease) in net interest income  $  (725) $ 9,979    $   536   $ 9,790   $    80  $   558    $ 1,164   $ 1,802
                                              =======  =======    =======   =======   =======  =======    =======   =======

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

         The Bank's primary investing activities are (1) originating residential one-to four-family mortgage loans and, to a lesser extent, commercial business and real estate loans, multi-family loans, single-family construction loans, home equity loans and lines of credit and consumer loans and (2) investing in mortgage-backed securities, asset-backed securities, U.S. Government and agency obligations, corporate equity securities and debt obligations. These activities are funded primarily by proceeds from the public offering, principal and interest payments on loans, maturities of securities, deposit growth and Federal Home Loan Bank of Boston advances. The Company received net proceeds (after expenses) from the issuance of stock in connection with the conversion of $90.51 million. The Company used 50% of the net proceeds from the conversion to buy all of the common stock of SBM and retained the remaining 50%, which amount was primarily invested in fixed income securities. During the years ended December 31, 2000 and 1999, the Bank purchased and originated loans totaling $307.37 million and $388.78 million, respectively. During the years ended December 31, 2000 and 1999, the Bank purchased mortgage-backed securities, asset-backed securities, U.S. Government and agency obligations, corporate equity securities and debt obligations of $209.95 million and $64.03 million, respectively. The Bank experienced a net increase in total deposits of $26.78 million and $51.47 million for the years ended December 31, 2000 and 1999, respectively, primarily as a result of retail and commercial programs designed to attract deposits. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. Principal payments on loans, maturities of securities, and net Federal Home Loan Bank advances were $228.25 million, $31.77 million, and $16.00 million, respectively, for the year ended December 31, 2000. Principal payments on loans, maturities of securities, and net Federal Home Loan Bank advances were $236.87 million, $25.31 million, and $39.00 million, respectively, for the year ended December 31, 1999. The Bank closely monitors its liquidity position on a daily basis. If the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through Federal Home Loan Bank advances and through repurchase agreement borrowing facilities.

         Outstanding commitments for all loans and unadvanced construction loans and lines of credit totalled $176.67 million at December 31, 2000. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2000 totalled $331.85 million. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. Occasionally, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

         SBM must satisfy various regulatory capital requirements administered by the federal banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2000, SBM exceeded all of its regulatory capital requirements with leverage capital of $172.85 million, or 12.82% of average assets, which is above the required level of $53.93 million, or 4.00%, and risk-based capital of $184.54 million, or 19.63% of risk weighted assets, which is above the required level of $75.22 million, or 8.00%. SBM is considered "well capitalized" under regulatory guidelines.

         On February 7, 2001, the Bank and First Federal entered into a definitive agreement under which the Bank would acquire all of the outstanding common stock of First Federal for cash equal to approximately $110 million. Immediately after the completion of the acquisition, First Federal will be merged into SBM. The Board of

Directors of the Company expects the transaction to close in the third quarter of 2001. The transaction is subject to approval by First Federal shareholders and federal and state regulatory agencies. Management expects the effect of the transaction on the liquidity and capital of the Bank to be significant. Management will continue to plan for and monitor the liquidity and capital of the Bank as the transaction closing date draws nearer. Management is considering several options to fund the acquisition.

Impact of Inflation and Changing Prices

         The consolidated financial statements and related data presented in this Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike many industrial companies, substantially all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a more significant impact on the Bank's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

Impact of New Accounting Standards

         In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125". SFAS No. 140 replaces SFAS No. 125. Certain requirements related to SFAS No. 140 are effective beginning March 31, 2001. The Bank does not expect that these additional requirements will have an effect on the Bank's consolidated financial position or results of operations.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations and requires that an entity formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Bank early adopted SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivatives and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133" on January 1, 2000. In connection with the adoption, the Bank reclassified all held to maturity investments to available for sale as allowed by SFAS No. 133. As of December 31, 2000, the Bank did not have any derivative instruments.

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

         Effective January 1, 1999, the Bank adopted SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of SFAS No. 65." This statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities shall classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The adoption did not have any effect on the Bank's consolidated financial condition or results of operations.

Item 7A. Quantitative and Qualitative disclosure About Market Risk
------------------------------------------------------------------

Qualitative Aspects of Market Risk

         The Bank's most significant form of market risk is interest rate risk. The principal objectives of the Bank's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet account, determine the level of risk appropriate given its business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with its established policies. The Bank has an Asset/Liability Committee, responsible for reviewing its asset/liability policies and interest rate risk position, which meets quarterly and reports trends and interest rate risk position to the Executive Committee of the board of Directors and the Board of Directors. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank. In recent years, the Bank has managed interest rate risk by:

       (1) emphasizing the origination of adjustable-rate loans and selling longer term fixed-rate loans as market interest rate conditions dictate;

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

       (5) promoting lower cost liability accounts such as demand deposits and business repurchase accounts; and

       (6) using Federal Home Loan Bank advances to better structure maturities of its interest rate sensitive liabilities.

         SBM's market risk also includes equity price risk. SBM's marketable equity securities portfolio had gross unrealized gains of $15.20 million and gross unrealized losses of $1.28 million at December 31, 2000 which are included, net of taxes, in accumulated other comprehensive income, a separate component of the SBM's capital. If equity security prices decline due to unfavorable market conditions or other factors, SBM's capital would decrease.

         The Bank's investment policy authorizes it to be a party to financial instruments with off-balance sheet risk in the normal course of business to reduce its exposure to fluctuations in interest rates. These financial instruments include interest rate cap agreements. Interest rate cap agreements generally involve the payment of a premium in return for cash receipts if interest rates rise above or fall below a specified interest rate level. Payments are based on a notional principal amount. Caps generally are not readily available for time periods longer than five years. The Bank's objective in using interest rate caps is to reduce risk associated with adverse rate volatility while enabling the Bank to benefit from favorable interest rate movements. All counter-parties to cap arrangements must be preapproved by the Bank's Executive Committee and reported to its Investment Committee. At December 31, 2000, the Bank had no derivative instruments.

Quantitative Aspects of Market Risk

         The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 2000, the Bank's one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was 3.67%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a positive gap position would be in a better position to invest in higher yielding assets which, consequently, may result in the yield on its assets increasing at a pace more closely matching the increase in the cost of its interest-bearing liabilities than if it had a negative gap. During a period of falling interest rates, an institution with a positive gap would tend to have its assets repricing at a faster rate than one with a negative gap which, consequently, may tend to restrain the growth of, or reduce, its net interest income.

         The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2000, which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2000, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a series of time intervals. For residential adjustable-rate, and fixed-rate loans, prepayment rates were assumed to range from 8% to 24% annually. Mortgage-backed securities were assumed to prepay at a rate of 11% annually. Investment securities, which include callable federal agency obligations, are presented based on stated maturities. Money market accounts were assumed to reprice at 40%, 30%, 20%, 10% and 0%, respectively, for each of the following periods: one year, one to two years, two to three years, three to five years, and over five years. Savings accounts were assumed to reprice at 10%, 10%, 10%, 20% and 50%, respectively, for each of the following periods: one year, one to two years, two to three years, three to five years, and over five years. NOW accounts were assumed to reprice at 15%, 15%, 15%, 30%, and 25%, respectively, for each of the following periods: one year, one to two years, two to three years, three to five years, and over five years. Short term borrowed funds were assumed to reprice at 40%, 30%, 20%, 10%, and 0%, respectively, for each of the following periods: one year, one to two years, two to three years, three to five years, and over five years. Prepayment rates can have a significant impact on the Bank's estimated gap. While the Bank believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and repricing rates will approximate actual future loan repayment and deposit withdrawal activity.

                                                                 At December 31, 2000
                               -----------------------------------------------------------------------------------------------
                                             More than      More than      More than
                                One Year     One Year to   Two Years to  Three Years to   More than      Total         Fair
                                 or Less     Two Years      Three Years    Five Years     Five Years     Amount        Value
                               -----------------------------------------------------------------------------------------------
                                                            (Dollars in thousands)
Interest-earning assets:
   Securities (1):
      Investment securities (2)   $  66,107    $  20,041    $  26,850   $   69,541     $   36,635     $  219,174    $  219,174
      Mortgage-backed
        securities                   15,089       13,259       10,656       14,111         27,108         80,223        80,223
      Equity securities (3)          23,971        1,300          200            -         30,759         56,230        56,230
                                  ---------    ---------    ---------   ----------     ----------     ----------    ----------
         Total securities           105,167       34,600       37,706       83,652         94,502        355,627       355,627
   Loans                            451,690      128,381      106,338      144,226        176,823      1,007,458       992,174
                                  ---------    ---------    ---------   ----------     ----------     ----------    ----------
      Total interest-earning
         assets                   $ 556,857    $ 162,981    $ 144,044   $  227,878     $  271,325     $1,363,085    $1,347,801
                                  =========    =========    =========   ==========     ==========     ==========    ==========
Interest-bearing liabilities:
   Money market accounts          $  29,520    $  22,140    $  14,760   $    7,379     $        -     $   73,799    $   73,799
   Savings accounts                  21,890       21,890       21,890       43,780        109,451        218,901       218,901
   Mortgagors' escrow
       accounts                       8,896            -            -            -              -          8,896         8,896
   NOW accounts                      19,730       19,730       19,730       39,460         32,886        131,536       131,536
   Certificates of deposit          332,659       38,946       22,649       45,585              -        439,839       443,205
   Advances from Federal Home
       Loan Bank                     50,000       20,000            -       30,000              -        100,000       100,197
   Short-term borrowed funds         42,597       31,948       21,299       10,649              -        106,493       106,493
                                  ---------    ---------    ---------   ----------     ----------     ----------    ----------
      Total interest-bearing
        liabilities               $ 505,292    $ 154,654    $ 100,328   $  176,853     $  142,337     $1,079,464    $1,083,027
                                  =========    =========    =========   ==========     ==========     ==========    ==========
   Interest-earning assets
     less interest-bearing
     liabilities                  $  51,565    $   8,327    $  43,716   $   51,025     $  128,988     $  283,621
   Cumulative interest-rate gap   $  51,565    $  59,892    $ 103,608   $  154,633     $  283,621

   Cumulative interest-rate
    gap as a percentage of
    total assets                       3.67%        4.27%        7.38%       11.02%         20.21%
   Cumulative interest-rate
    gap as a percentage
    of total interest
    earning assets                     3.78%        4.39%        7.60%       11.34%         20.81%

   Cumulative interest-earning
    assets as a percentage of
    cumulative interest-bearing
    liabilities                      110.20%      109.08%      113.63%      116.50%        126.27%
   Cumulative interest-
    earning assets                $ 556,857    $ 719,838    $ 863,882   $1,091,760     $1,363,085
   Cumulative interest-
    bearing liabilities           $ 505,292    $ 659,946    $ 760,274   $  937,127     $1,079,464

(1)   Includes available for sale at market value.
(2)   Includes federal funds sold.
(3)   Includes Federal Home Loan Bank stock.

      As of December 31, 2000, the Bank's estimated exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods is as follows:

                                                           Percentage Change in Estimated
                                                              Net Interest Income Over
                                                        ---------------------------------------
                                                           12 months                24 months
                                                        ---------------          --------------
         200 basis point increase in rates                     0.45%                   1.73%

         200 basis point decrease in rates                    (2.18%)                 (6.38%)

         Based on the scenario above, net income would be adversely affected (within the Bank's internal guidelines) in both the twelve and twenty-four month periods in a declining rate environment and positively affected (within the Bank's internal guidelines) in both the twelve and twenty-four month periods in a rising rate environment. For each percentage point change in net interest income, the effect on net income would be $361,000, assuming a 35% tax rate.

Item 8.  Financial Statements and Supplementary Data.
----------------------------------------------------

For a listing of consolidated financial statements which are included in this document see page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure.
--------------------

      None.

                                   PART III

Item 10. Directors of the Registrant.
------------------------------------

      Information regarding directors and Section 16(a) Compliance is incorporated herein by reference from the Sections entitled "Proposal 1-Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 2000.

Item 11. Executive Compensation
-------------------------------

      Incorporated herein by reference from the Sections entitled "Proposal 1 - Election of Directors - Directors' Compensation" and "Executive Compensation" of the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

      Incorporated herein by reference from the Section entitled "Stock Ownership" of the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 2000.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

      Incorporated herein by reference from the section entitled "Transactions with Management" of the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 2000.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------

(a)(1)   Financial Statements

         For a listing of consolidated financial statements which are included in this document see Page F-1.

(2)      Financial Statement Schedules

         Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(b)      Reports on Form 8-K filed during the last quarter of 2000

         None.

(c)      Exhibits Required by Securities and Exchange Commission Regulation S-K

         Exhibit
         Number
         ------

         2.1 Amended Provisional Plan of Conversion for Connecticut Bancshares, M.H.C. and The Savings Bank of Manchester (including the Amended and Restated Stock Articles of Incorporation and Bylaws of the Savings Bank of Manchester).
                  (1)
         3.1      Certificate of Incorporation of Connecticut Bancshares, Inc.
                  (1)
         3.2      Amended and Restated Bylaws of Connecticut Bancshares, Inc.
                  (2)
         10.1     Connecticut Bancshares, Inc. 2000 Stock-Based Incentive Plan
                  (3)
         10.2 Employment Agreement between The Savings Bank of Manchester and Richard P. Meduski (4)
         10.3 Employment Agreement between The Savings Bank of Manchester and Charles L. Pike (4)
         10.4 Employment Agreement between The Savings Bank of Manchester and Douglas K. Anderson (4)
         10.5 Employment Agreement between The Savings Bank of Manchester and Roger A. Somerville (4)
         10.6 Employment Agreement between Connecticut Bancshares, Inc. and Richard P. Meduski (4)
         10.7 Employment Agreement between Connecticut Bancshares, Inc. and Charles L. Pike (4)
         10.8 Employment Agreement between Connecticut Bancshares, Inc. and Douglas K. Anderson (4)
         10.9 Employment Agreement between Connecticut Bancshares, Inc. and Roger A. Somerville (4)
         21.0     Subsidiaries Information Incorporated Herein By Reference to
                  Part 1 - Subsidiaries
         23.0     Consent of Independent Auditors (filed herewith)

         -----------------------------
         (1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-90865.
         (2) Incorporated by reference into this document from the Quarterly Report on Form 10-Q filed on August 14, 2000.
         (3) Incorporated by reference into this document from the Registrant's Proxy Statement dated August 18, 2000 and filed August 18, 2000.
         (4) Incorporated by reference into this document from the 1999 Annual Report on Form 10-K filed on March 30, 2000.

CONFORMED

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Connecticut Bancshares, Inc.

By:      /s/ Richard P. Meduski                                   March 30, 2001
         ---------------------------
         Richard P. Meduski
         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Name                            Title                                        Date
      ----                            -----                                        ----
/s/ Richard P. Meduski                President, Chief Executive Officer         March 30, 2001
---------------------------
Richard P. Meduski                    and Director
                                      (principal executive officer)


/s/ Michael J. Hartl                  Senior Vice President and Chief            March 30, 2001
---------------------------
Michael J. Hartl                      Financial Officer
                                      (principal accounting and
                                        financial officer)


/s/ Laurence P. Rubinow               Director and Chairman of the Board         March 30, 2001
---------------------------
Laurence P. Rubinow


/s/ A. Paul Berte                     Director                                   March 30, 2001
----------------------------
A. Paul Berte


/s/ Timothy J. Devanney               Director                                   March 30, 2001
---------------------------
Timothy J. Devanney


/s/ M. Adler Dobkin                   Director                                   March 30, 2001
---------------------------
M. Adler Dobkin


/s/ Sheila B. Flanagan                Director                                   March 30, 2001
---------------------------
Sheila B. Flanagan


/s/ John D. LaBelle, Jr.              Director                                   March 30, 2001
---------------------------
John D. LaBelle, Jr.


/s/ Eric A. Marziali                  Director                                   March 30, 2001
---------------------------
Eric A. Marziali

/s/ Jon L. Norris                    Director                                    March 30, 2001
----------------------------
Jon L. Norris


/s/ William D. O'Neill               Director                                    March 30, 2001
----------------------------
William D. O'Neill


/s/ John G. Sommers                  Director                                    March 30, 2001
----------------------------
John G. Sommers


/s/ Thomas E. Toomey                 Director                                    March 30, 2001
----------------------------
Thomas E. Toomey


/s/ Gregory S. Wolff                 Director                                    March 30, 2001
----------------------------
Gregory S. Wolff

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Index


                                                                      Page

Report of Independent Public Accountants                               F-2

Consolidated Statements of Condition
    As of December 31, 2000 and 1999                                   F-3

Consolidated Statements of Operations
    For the Years Ended December 31, 2000, 1999 and 1998               F-4

Consolidated Statements of Changes in Stockholders' Equity
    For the Years Ended December 31, 2000, 1999 and 1998               F-5

Consolidated Statements of Cash Flows
    For the Years Ended December 31, 2000, 1999 and 1998               F-6

 Notes to Consolidated Financial Statements                            F-7

Report of Independent Public Accountants



To the Board of Directors of
Connecticut Bancshares, Inc.:


We have audited the accompanying consolidated statements of condition of Connecticut Bancshares, Inc. (a Connecticut stock holding company) and its subsidiary, The Savings Bank of Manchester (collectively, the Bank), as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Connecticut Bancshares, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen

Hartford, Connecticut
January 19, 2001 (except with respect to the matter discussed in Note 16, as to which the date is February 7, 2001)

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Condition
As of December 31, 2000 and 1999
(In thousands, except share amounts)

ASSETS                                                                            2000                    1999
Cash and cash equivalents                                                  $     64,797            $     26,678
Securities available for sale (cost of $287,830 at December 31, 2000
    and $165,802 at December 31, 1999)                                          308,081                 181,854
Securities held to maturity (market value of $44,998 at December 31,
    1999)                                                                             -                  46,060
Loans held for sale                                                                 290                      38
Loans, net                                                                      995,764                 938,340
Federal Home Loan Bank stock, at cost                                             6,654                   5,909
Premises and equipment, net                                                      13,197                  14,436
Accrued interest receivable                                                       8,747                   6,900
Other real estate owned                                                             125                     604
Intangible assets                                                                 1,967                   2,398
Other assets                                                                      3,689                   4,581
                                                                           ------------            ------------

                Total assets                                               $  1,403,311            $  1,227,798
                                                                           ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                   $    933,370            $    906,591
Short-term borrowed funds                                                       106,493                  95,814
Mortgagors' escrow accounts                                                       8,896                   8,674
Advances from Federal Home Loan Bank                                            100,000                  84,000
Current and deferred income taxes                                                   419                     509
Accrued benefits and other liabilities                                           21,594                   8,987
                                                                           ------------            ------------

                Total liabilities                                             1,170,772               1,104,575
                                                                           ------------            ------------

Commitments and contingencies (Notes 9 and 12)

Stockholders' equity:
    Common stock ($.01 par value; 45,000,000 authorized shares;
       11,232,000 and 0 shares issued and outstanding
       at December 31, 2000 and 1999, respectively)                                 112                       -
    Additional paid-in capital                                                  108,257                       -
    Retained earnings                                                           119,691                 112,308
    ESOP unearned compensation                                                   (8,685)                      -
    Accumulated other comprehensive income                                       13,164                  10,915
                                                                           ------------            ------------

                Total stockholders' equity                                      232,539                 123,223
                                                                           ------------            ------------

                Total liabilities and stockholders' equity                 $  1,403,311            $  1,227,798
                                                                           ============            ============

The accompanying notes are an integral part of these consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations
For the Years Ended December 31, 2000, 1999 and 1998
(In thousands, except share amounts)


                                                                               2000          1999          1998
Interest and dividend income:
   Interest income on loans                                              $    76,163     $  66,425     $  64,511
   Interest and dividends on securities                                       18,929        12,409        12,347
                                                                         -----------    ----------     ---------

                  Total interest and dividend income                          95,092        78,834        76,858
                                                                         -----------    ----------     ---------

Interest expense:
   Interest on deposits                                                       33,438        31,066        32,595
   Interest on Advances from Federal Home Loan Bank                            6,751         3,578         2,307
   Interest on short-term borrowed funds                                       3,653         2,730         2,298
                                                                         -----------    ----------     ---------

                  Total interest expense                                      43,842        37,374        37,200
                                                                         -----------    ----------     ---------

Net interest income                                                           51,250        41,460        39,658
Provision for loan losses                                                      1,200         1,100         1,200
                                                                         -----------    ----------     ---------

Net interest income after provision for loan losses                           50,050        40,360        38,458
                                                                         -----------    ----------     ---------

Noninterest income:
   Service charges and fees                                                    7,649         5,866         5,448
   Gains on sales of securities, net                                             445         1,372         2,621
   Gains on mortgage loan sales, net                                             237           551         2,415
   Other                                                                       1,938         1,617         1,676
                                                                         -----------    ----------     ---------

                  Total noninterest income                                    10,269         9,406        12,160
                                                                         -----------    ----------     ---------

Noninterest expense:
   Salaries                                                                   16,289        15,195        14,091
   Pension and other employee benefits                                         5,987         4,297         3,959
   Occupancy, net                                                              3,006         3,232         3,162
   Fees and services                                                           4,809         3,790         3,215
   Furniture and equipment                                                     2,956         2,962         2,852
   Marketing                                                                   1,676         1,784         1,664
   Foreclosed real estate expense                                                233           277           385
   Net gains on sales of other real estate owned                                 (36)          (64)         (324)
   Securities contributed to Savings Bank of Manchester
      Foundation, Inc. and SBM Charitable Foundation, Inc.                     8,316             -         3,000
   Other operating expenses                                                    6,041         5,113         5,088
                                                                         -----------    ----------     ---------

                  Total noninterest expense                                   49,277        36,586        37,092
                                                                         -----------    ----------     ---------

   Income before provision for income taxes                                   11,042        13,180        13,526
   Provision for income taxes                                                  3,659         4,426         4,208
                                                                         -----------    ----------     ---------

                  Net income                                             $     7,383     $   8,754     $   9,318
                                                                         ===========    ==========     =========

                                                                    For the Period from
                                                                     March 1, 2000 to
                                                                     December 31, 2000        1999          1998
Earnings per share (see Note 1):
   Basic                                                                 $      0.59           N/A           N/A
   Diluted                                                               $      0.59           N/A           N/A

Weighted average shares outstanding:
   Basic                                                                  10,367,476           N/A           N/A
   Diluted                                                                10,368,049           N/A           N/A

The accompanying notes are an integral part of these consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2000, 1999 and 1998
(In thousands)

                                                                               Additional                                ESOP
                                                       Common Stock              Paid-In            Retained           Unearned
                                                   Shares         Amount         Capital            Earnings         Compensation
BALANCE, December 31, 1997                                 -    $       -       $        -        $    94,236         $         -
                                                ------------    ---------       ----------        -----------         -----------
    Comprehensive income:
      Net Income                                           -            -                -              9,318                   -
      Change in unrealized gain on securities
        available for sale, net of taxes                   -            -                -                  -                   -
                                                ------------    ---------       ----------        -----------         -----------
    Total comprehensive income                             -            -                -              9,318                   -
                                                ------------    ---------       ----------        -----------         -----------
BALANCE, December 31, 1998                                 -            -                -            103,554                   -
                                                ------------    ---------       ----------        -----------         -----------
    Comprehensive income:
      Net Income                                           -            -                -              8,754                   -
      Change in unrealized gain on securities
        available for sale, net of taxes                   -            -                -                  -                   -
                                                ------------    ---------       ----------        -----------         -----------
    Total comprehensive income                             -            -                -              8,754                   -
                                                ------------    ---------       ----------        -----------         -----------
BALANCE, December 31, 1999                                 -            -                -            112,308                   -
                                                ------------    ---------       ----------        -----------         -----------
    Proceeds from issuance of
      common stock in connection
      with conversion, after expenses
      of approximately $4,300                     10,400,000          104           99,714                  -              (9,305)
                                                ------------    ---------       ----------        -----------         -----------
    Common stock issued to SBM
      Charitable Foundation, Inc.                    832,000            8            8,308                  -                   -
                                                ------------    ---------       ----------        -----------         -----------
    Change in ESOP unearned compensation                   -            -              235                  -                 620
                                                ------------    ---------       ----------        -----------         -----------
    Comprehensive income:
      Net Income                                           -            -                -              7,383                   -
      Change in unrealized gain on securities
        available for sale, net of taxes                   -            -                -                  -                   -
                                                ------------    ---------       ----------        -----------         -----------
    Total comprehensive income                             -            -                -              7,383                   -
                                                ------------    ---------       ----------        -----------         -----------
BALANCE, December 31, 2000                        11,232,000    $     112       $  108,257        $   119,691         $    (8,685)
                                                =============   =========       ==========        ===========         ===========
                                                         Accumulated
                                                            Other
                                                        Comprehensive
                                                           Income                 Total
BALANCE, December 31, 1997                                $     6,955          $   101,191
                                                          -----------          -----------
    Comprehensive income:
      Net Income                                                    -                9,318
      Change in unrealized gain on securities
        available for sale, net of taxes                        2,298                2,298
                                                          -----------          -----------
    Total comprehensive income                                  2,298               11,616
                                                          -----------          -----------
BALANCE, December 31, 1998                                      9,253              112,807
                                                          -----------          -----------
    Comprehensive income:
      Net Income                                                    -                8,754
      Change in unrealized gain on securities
        available for sale, net of taxes                        1,662                1,662
                                                          -----------          -----------
    Total comprehensive income                                  1,662               10,416
                                                          -----------          -----------
BALANCE, December 31, 1999                                     10,915              123,223
                                                          -----------          -----------
    Proceeds from issuance of
      common stock in connection
      with conversion, after expenses
      of approximately $4,300                                       -               90,513
                                                          -----------          -----------
    Common stock issued to SBM
      Charitable Foundation, Inc.                                   -                8,316
                                                          -----------          -----------
    Change in ESOP unearned compensation                            -                  855
                                                          -----------          -----------
    Comprehensive income:
      Net Income                                                    -                7,383
      Change in unrealized gain on securities
        available for sale, net of taxes                        2,249                2,249
                                                          -----------          -----------
    Total comprehensive income                                  2,249                9,632
                                                          -----------          -----------
BALANCE, December 31, 2000                                $    13,164          $   232,539
                                                          ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2000, 1999 and 1998
(In thousands)

                                                                            2000              1999               1998
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                          $       7,383     $       8,754      $      9,318
    Adjustments to reconcile net income to net cash provided by operating activities:
        Securities contributed to SBM Charitable Foundation, Inc.               8,316                 -                 -
        Provision for loan losses                                               1,200             1,100             1,200
        Depreciation                                                            2,559             2,658             2,295
        Provision for loss on other real estate owned                              39               214               385
        Deferred income tax (benefit) provision                                (3,520)               61               495
        Amortization/accretion -
          Premium on deposits                                                     432               432               407
          Premium on loans and bonds                                              741               654               538
        Net gains on sales of other real estate owned                             (36)              (64)             (324)
        Gains on sale of securities, net                                         (445)           (1,372)           (2,621)
        Net gains on mortgage loan sales                                         (237)             (551)           (2,415)
        Change in ESOP unearned compensation                                      855                 -                 -
        Changes in operating assets and liabilities -
          Accrued interest receivable                                          (1,847)             (465)              289
          Other assets                                                            892            (1,552)           (1,007)
          Other liabilities                                                    12,607             1,815               807
                                                                        -------------     -------------      ------------

                  Net cash provided by operating activities                    28,939            11,684             9,367
                                                                        -------------     -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Loan originations and purchases, net of repayments                        (79,127)         (151,915)         (103,303)
    Proceeds from sales of loans                                               20,226            19,197            94,332
    Proceeds from maturities of held to maturity securities                         -             3,535             3,500
    Proceeds from maturities of available for sale securities                  31,774            21,778             5,000
    Proceeds from sales of available for sale securities                       92,685            19,081            20,753
    Purchases of held to maturity securities                                        -            (6,876)          (17,304)
    Purchases of Federal Home Loan Bank stock                                    (745)                -                 -
    Purchases of available for sale securities                               (209,948)          (57,153)          (61,694)
    Proceeds from principal payments of mortgage-backed
      securities                                                               10,713            13,249            16,510
    Proceeds from sales of other real estate owned                                686             1,481             3,503
    Purchases of premises and equipment                                        (1,277)           (1,372)           (3,192)
                                                                        --------------    -------------      ------------

                  Net cash used in investing activities                      (135,013)         (138,995)          (41,895)
                                                                        --------------    -------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                                 90,513                 -                 -
    Net increase in savings, money market, NOW and
      demand deposits                                                          37,287            47,266            57,077
    Net (decrease) increase in certificates of deposit                        (10,508)            4,208           (29,627)
    Net increase in short-term borrowed funds                                  10,679            16,269               379
    Increase in mortgagors' escrow accounts                                       222             2,198                87
    Increase in advances from Federal Home Loan Bank                           16,000            39,000            35,000
                                                                        -------------     -------------      ------------

                  Net cash provided by financing activities                   144,193           108,941            62,916
                                                                        -------------     -------------      ------------
                  Net increase (decrease) in cash and cash
                     equivalents                                               38,119           (18,370)           30,388

CASH AND CASH EQUIVALENTS, beginning of year                                   26,678            45,048            14,660
                                                                        -------------     -------------      ------------

CASH AND CASH EQUIVALENTS, end of year                                  $      64,797     $      26,678      $     45,048
                                                                        =============     =============      ============

SUPPLEMENTAL INFORMATION:
    Cash paid for -
      Interest and dividends                                            $      44,316     $      37,312      $     37,214
      Income taxes                                                              5,700             4,522             5,025
    Non-cash transactions -
      Transfers from loans to other real estate owned                             204               324             1,164

The accompanying notes are an integral part of these consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2000, 1999 and 1998


(1)  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Organization

     The accompanying consolidated financial statements include the accounts of Connecticut Bancshares, Inc. ("Connecticut Bancshares or the Company"), successor to Connecticut Bancshares, M.H.C. ("MHC"), and its wholly-owned subsidiary, The Savings Bank of Manchester ("SBM"), and its wholly-owned subsidiaries, SBM, Ltd., 923 Main, Inc. and Savings Bank of Manchester Mortgage Company, Inc. ("SBM Mortgage"). Collectively, all of the aforementioned entities are referred to herein as the Bank. SBM Mortgage, a passive investment company for Connecticut income tax purposes, was established in January 1999 to service and hold loans secured by real property. SBM Mortgage is included in the consolidated financial statements as of December 31, 1999 and 2000 and for the years then ended. As discussed in Note 2, MHC adopted a Plan of Conversion pursuant to which, in March 2000, MHC merged into SBM, with SBM being the surviving corporation, and SBM continuing as a state-chartered stock savings bank and a wholly-owned subsidiary of the Company. All material intercompany balances and transactions have been eliminated in consolidation.

     In 1998, the Bank contributed securities with a fair market value of approximately $3 million to the newly formed Savings Bank of Manchester Foundation, Inc. (the "Foundation"), a not-for-profit organization. The Foundation was formed to provide charitable contributions for the surrounding community. In connection with the contribution, the Bank realized a gain of approximately $2.3 million on the transfer of securities.

     Business

     The Company does not transact any material business other than through the Bank. The Company used 50% of the net proceeds from the conversion to buy all of the common stock of SBM and retained the remaining 50% (see Note 2), which primarily were invested in fixed income securities. The Bank, with its main office located in Manchester, Connecticut, operates through twenty-three branches located primarily in eastern Connecticut. The Bank's primary source of income is interest received on loans to customers, which include small and middle market businesses and individuals residing within the Bank's service area.

     Use of estimates in the preparation of financial statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management's estimates and assumptions. A material estimate that is particularly susceptible to changes in the near term relates to the determination of the allowance for loan losses (see Note 5).

     Cash flows

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

     Earnings per share

     Basic earnings per share is computed based upon the weighted average shares outstanding during the period presented. Diluted earnings per share is computed based upon the weighted average shares outstanding during the period presented, including the impact of outstanding options, determined under the treasury stock method. Earnings per share data is not presented in these consolidated financial statements prior to March 1, 2000 since shares of common stock were not issued until March 1, 2000; therefore, per share information for prior periods is not meaningful.

     The following table sets forth the calculation of basic and diluted earnings per share for the period from March 1, 2000 to December 31, 2000 (dollars in thousands):

                                                                                       For the Period from
                                                                                         March 1, 2000 to
                                                                                            December 31,
                                                                                                2000
              Net income                                                                  $       6,118
                                                                                          =============

              Weighted average shares outstanding:
                 Weighted average shares outstanding                                         11,232,000
                 Less: unearned ESOP shares                                                    (864,524)
                                                                                          -------------

                      Basic shares                                                           10,367,476
                 Dilutive effect of outstanding stock options                                       573
                                                                                          -------------

                      Diluted shares                                                         10,368,049
                                                                                          =============

              Earnings per share:
                 Basic                                                                    $       0.59
                                                                                          ============

                 Diluted                                                                  $       0.59
                                                                                          ============

     Investment and mortgage-backed securities

     Investments are classified into one of three categories and accounted for as follows:

                   Category                                          Accounting Treatment
              Trading, representing debt, equity                Reported at fair value, with unrealized
              and mortgage-backed securities                    gains and losses included in noninterest
              which are held for resale in the near term        income

              Held to maturity, representing debt and           Reported at amortized cost
              mortgage-backed securities for which
              the Bank has the positive intent and
              ability to hold to maturity

              Available for sale, representing debt,            Reported at fair value, with unrealized
              equity and mortgage-backed securities             gains and losses, net of tax, reported as
              not classified as trading or held to              a separate component of accumulated
              maturity                                          other comprehensive income

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

     Loans

     Loans are stated at their principal amounts outstanding net of unearned income. Interest on loans is recorded as income based on rates applied to principal amounts outstanding. Some installment and commercial loans are made on a discounted basis, and the unearned discount is recorded in income by use of a method that approximates the effective interest method. Interest on loans is credited to income as earned based on contractual rates applied to principal amounts outstanding. The accrual of interest is discontinued when payments are 90 days or more delinquent, and when a reasonable doubt exists as to the collectibility of the principal or interest. When interest accruals are discontinued, previously recognized accrued interest income is charged against earnings. When a loan becomes 90 days or more past due, interest income is recognized on the cash basis, only if in management's judgment all principal is expected to be collected.

     Loan origination fees and certain direct loan origination costs are capitalized, and the net fee or cost is recognized in interest income using the effective interest method over the contractual life of the loans. When loans are prepaid, sold or participated out, the unamortized portion of deferred fees and related origination costs are recognized as income at that time. As of December 31, 2000 and 1999, net deferred loan fees were approximately $1,203,000 and $1,301,000, respectively.

     The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance for loan losses when management believes the collectibility of principal is unlikely. The allowance represents an amount, which, in management's judgment, will be adequate to absorb losses on existing loans that may become uncollectible. Management's judgment in determining the adequacy of the allowance is based on the evaluation of individual performing and impaired loans, risk characteristics of the loan portfolios, assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past and current loan loss experience and other relevant factors.

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

     Intangible assets

     In 1997, the Bank acquired certain assets of a branch in West Hartford, Connecticut. The premium of $250,000, for lease rights acquired, is being amortized over the remaining term of the lease (10 years) using the straight-line method.

     In 1995, the Bank acquired certain fixed assets and assumed certain deposit liabilities of two branches in Storrs and Enfield, Connecticut. In consideration of the assumption of certain deposit liabilities, the Bank received cash and other assets. The resultant premium of approximately $4,062,000 is being amortized over 10 years using the straight-line method.

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

     Mortgage servicing rights

     The Bank applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 (an amendment of FASB Statement No. 125)"), which requires that the cost of mortgage servicing rights be amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

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

     When participating interests in loans sold have an average contractual interest rate, adjusted for normal servicing fees, that differs from the agreed yield to the purchaser, gains or losses are recognized equal to the present value of such differential over the estimated remaining life of such loans. The resulting "deferred servicing revenue" is amortized over the estimated life using a method approximating the effective interest method.

     Quoted market prices are not available for the servicing receivables. Thus, the servicing receivables and the amortization thereon periodically are evaluated in relation to estimated future servicing revenues, taking into consideration changes in interest rates, current prepayment rates and expected future cash flows. The Bank evaluates the carrying value of the servicing receivables by estimating the future servicing income of the servicing receivables based on management's best estimate of remaining loan lives and discounted at the original discount rate.

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

     Stock-based compensation

     The Bank accounts for stock-based compensation for employees under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and elected the disclosure-only alternative under SFAS No. 123, "Accounting for Stock-Based Compensation."

     Related party transactions

     Directors and officers of the Bank and their associates have been customers of, and have had transactions with the Bank, and management expects that such persons will continue to have such transactions in the future. All deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not directors or officers and, in the opinion of management, the transactions did not involve more than normal risks of collectibility, favored treatment or terms, or present other unfavorable features (see Note 5 for further details regarding related party transactions).

     Comprehensive income

     SFAS No. 130, "Reporting Comprehensive Income" establishes standards for separately reporting comprehensive income and its components. Components of comprehensive income represent changes in equity resulting from transactions and other events and circumstances from non-owner sources. Comprehensive income for the years ended December 31, 2000, 1999 and 1998 is as follows (in thousands):

                                                                          2000           1999            1998
     Net income                                                       $    7,383     $    8,754     $    9,318
       Unrealized gains on securities:
          Change in unrealized holding gains
             arising during the period, net of tax                         2,538          2,554          4,002
          Less: reclassification adjustment
             for gains included in net income, net of tax                   (289)          (892)        (1,704)
                                                                      ----------     ----------     ----------

          Comprehensive income                                        $    9,632     $   10,416     $   11,616
                                                                      ==========     ==========     ==========

     Segment information

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires public companies to report certain financial information about significant revenue-producing segments of the business for which such information is available and utilized by the chief operating decision-maker. Specific information to be reported for individual operating segments includes a measure of profit and loss, certain revenue and expense items and total assets. As a community-oriented financial institution, substantially all of the Bank's operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community-banking operations, which constitutes the Bank's only operating segment for financial reporting purposes under SFAS No. 131.

     Recent accounting pronouncements

     In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS No. 140 replaces SFAS No. 125. Certain disclosure provisions required by SFAS No. 140 were effective immediately and are included herein. Additional requirements related to SFAS No. 140 are effective beginning March 31, 2001. The Bank does not expect that these additional requirements will have an effect on the Bank's consolidated financial position or results of operations.

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of income and requires that an entity formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     The Bank early adopted SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivatives and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133", on January 1, 2000. In connection with the adoption, the Bank reclassified all held to maturity investments to available for sale as allowed by SFAS No. 133. In March 2000, the Bank realized approximately $72,000 on the sale of an interest rate cap, which amount is included in other noninterest income in the accompanying consolidated statement of operations for the year ended December 31, 2000. As of December 31, 2000, the Bank did not have any other derivative instruments.

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

     Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

(2)  CONVERSION TO STOCK FORM OF OWNERSHIP

     On August 30, 1999, the Boards of Directors of MHC and SBM adopted a Plan of Conversion and, on October 6, 1999 and October 26, 1999, unanimously amended the Plan of Conversion (as amended, the Plan), pursuant to which, on March 1, 2000, MHC converted from the mutual holding company form to the stock holding company form. All of the outstanding common stock of SBM was sold to the Company which issued and sold its stock pursuant to the Plan. The net proceeds of the offering were $90.5 million, after expenses of approximately $4.3 million. All of the stock of the Company sold in the conversion was offered to eligible account holders, employee benefit plans of the Bank and certain other eligible subscribers in subscription and direct community offerings pursuant to subscription rights in order of priority as set forth in the Plan. Additionally, the Bank established an Employee Stock Ownership Plan ("ESOP") for the benefit of eligible employees, which became effective upon the conversion (See Note 9).

     The Plan provided for the establishment of an additional charitable foundation, SBM Charitable Foundation, Inc. (the "New Foundation") in connection with the conversion. The New Foundation was funded with a contribution of 832,000 common shares, or an amount equal to 8% of the common stock sold in the conversion. This contribution resulted in the recognition of an expense of $8.3 million in March 2000, related to the fair value of the shares contributed, which is reflected as such in the accompanying consolidated statement of operations for the year ended December 31, 2000. The New Foundation is dedicated to charitable purposes within the Bank's local community, including community development activities.

     Effective upon the conversion, the Company entered into employment and change in control agreements with certain executives and certain eligible employees of the Company and the Bank. The agreements include, among other things, provisions for minimum annual compensation and certain lump-sum severance payments in the event of a "change in control."

     The Bank's deposit accounts continue to be insured by the FDIC and were not affected by the conversion. In accordance with the Plan, upon the completion of the conversion, the Bank established a special "liquidation account" for the benefit of eligible account holders and in an amount equal to the equity capital of the Bank less any subordinated debt approved as bona fide capital of the Bank, as of the date of its latest statement of condition contained in the final prospectus used in connection with the conversion. The date was September 30, 1999 and the amount established was $117.6 million. The liquidation account which totaled $61.4 million at December 31, 2000 is reduced annually by an amount proportionate to the decrease in eligible deposit accounts. Eligible account holders continuing to maintain deposit accounts at the Bank are entitled, on a complete liquidation of the Bank after the conversion, to an interest in the liquidation account prior to any payment to the stockholders of the Bank. The Bank's retained earnings are substantially restricted with respect to payment of dividends to stockholders due to the liquidation account. The liquidation account will terminate on the tenth anniversary of the consummation date of the conversion.

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

(3)  REGULATORY MATTERS

     SBM is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. The regulations require SBM to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. SBM's capital amounts and classification are also subject to qualitative judgments by the banking regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require SBM to maintain minimum capital ratios (set forth in the table below) of Tier I leverage capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier I and total capital (as defined) to risk weighted assets (as defined). To be considered adequately capitalized (as defined) under the regulatory framework from Prompt Corrective Action, SBM must maintain minimum Tier I leverage, Tier I risk-based and total risk-based ratios as set forth in the table.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") categorizes banks based on capital levels and triggers certain mandatory and discretionary supervisory responses for institutions that fall below certain capital levels. A bank generally is categorized as "well capitalized" if it maintains a leverage capital ratio of at least 5%, a Tier I risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%, and it is not subject to a written agreement, order or capital directive.

     As of December 31, 2000 and 1999, management believes that SBM met all capital adequacy requirements to which it is subject. As of the most recent notification from the Federal Deposit Insurance Corporation, SBM was categorized as well capitalized under the regulatory framework for Prompt Corrective Action, and the highest capital category, as defined in the FDICIA regulations. Management believes that there are no events or conditions which have occurred subsequent to the notification that would change its category.

     Actual capital amounts and ratios for SBM were (dollars in thousands):

                                                                                   To Be Well Capitalized Under
                                       ----------- Capital Adequacy -----------      Prompt Corrective Action
                                           Required                 Actual                    Required
                                        Amount (Ratio)          Amount (Ratio)             Amount (Ratio)
        December 31, 2000:

        Tier I Capital (to Total
          Average Assets)            $   53,926  (4.0%)     $   172,847  (12.8%)      $   67,407  (5.0%)
        Tier I Capital (to Risk
          Weighted Assets)               37,609  (4.0%)         172,847  (18.4%)          56,414  (6.0%)
        Total Capital (to
          Risk Weighted
          Assets)                        75,218  (8.0%)         184,541  (19.6%)          94,023 (10.0%)

        December 31, 1999:

        Tier I Capital (to Total
          Average Assets)            $   48,189  (4.0%)     $   109,652   (9.1%)      $   60,236  (5.0%)
        Tier I Capital (to Risk
          Weighted Assets)               34,463  (4.0%)         109,652  (12.7%)          51,694  (6.0%)
        Total Capital (to Risk
          Weighted Assets)               68,925  (8.0%)         120,269  (14.0%)          86,157 (10.0%)

(4)     INVESTMENT SECURITIES

        As of December 31, 2000 and 1999, the amortized cost and market value of investment securities were (in thousands):

                                                                     Gross              Gross
                                              Amortized           Unrealized         Unrealized          Market
                                                Cost                 Gains             Losses             Value
        December 31, 2000

        Available for Sale:

        U.S. Government and
          agency obligations                $     82,068         $      3,187       $       (1)      $      85,254
        Corporate securities                      58,313                1,114             (215)             59,212
        Marketable equity securities              35,221               15,200           (1,277)             49,144
        Mortgage-backed securities                79,079                1,356             (212)             80,223
        Asset-backed securities                   32,717                1,100               (1)             33,816
        Other equity securities                      432                    -                -                 432
                                            ------------         ------------       ----------       -------------

                Total                       $    287,830         $     21,957       $   (1,706)      $     308,081
                                            ============         ============       ===========      =============

                                                                     Gross              Gross
                                              Amortized           Unrealized         Unrealized          Market
                                                Cost                 Gains             Losses             Value

        December 31, 1999

         Available for Sale:

         U.S. Government and
          agency obligations                $     82,486         $         13       $   (1,171)      $      81,328
        Corporate securities                      33,870                    6             (531)             33,345
        Marketable equity securities              32,273               19,428           (1,156)             50,545
        Mortgage-backed securities                16,741                  128             (665)             16,204
        Other equity securities                      432                    -                -                 432
                                            ------------         ------------       ----------       -------------

                Total                       $    165,802         $     19,575       $   (3,523)      $     181,854
                                            ============         ============       ==========       =============

        Held to Maturity:

        U.S. Government and
          agency obligations                $          -         $          -       $        -       $           -
        Corporate securities                       3,105                    -             (155)              2,950
        Asset-backed securities                   17,481                  191             (254)             17,418
        Mortgage-backed securities                25,474                   20             (864)             24,630
                                            ------------         ------------       ----------       -------------

                Total                       $     46,060         $        211       $   (1,273)      $      44,998
                                            ============         ============       ==========       =============

        As of December 31, 2000, the amortized cost and market values of debt securities, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                           -------As of December 31, 2000------
                                                                               Amortized            Market
                                                                                 Cost                Value
         Due in one year or less                                             $    16,892         $    16,904
         Due after one year through five years                                   107,662             110,932
         Due after five years through ten years                                   41,143              42,894
         Due after ten years                                                       7,401               7,552
                                                                             -----------         -----------

         Mortgage-backed securities                                               79,079              80,223
                                                                             -----------         -----------

                   Total                                                     $   252,177         $   258,505
                                                                             ===========         ===========

        For the years ended December 31, 2000 and 1999, proceeds from the sales of available for sale securities were approximately $92,240,000 and $19,081,000, respectively. Gross gains of approximately $2,733,000 and $1,922,000, respectively, and gross losses of approximately $2,288,000 and $550,000, respectively, were realized on those sales for the years ended December 31, 2000 and 1999.

        As of December 31, 2000 and 1999, investment securities with a book value of approximately $130,297,000 and $103,627,000 were pledged as security for short-term borrowed funds, U.S. Treasury tax and loan payments and municipal deposits held by the Bank, respectively.

(5)     LOANS

        As of December 31, 2000 and 1999, the Bank's residential mortgage loan portfolio was entirely secured by one- to four-family homes, located primarily in central and eastern Connecticut. The commercial mortgage loan portfolio was secured primarily by multi-family, commercial and manufacturing properties located in Connecticut and surrounding states. A variety of different assets, including business assets, rental income properties, and manufacturing and commercial properties, secured a majority of the commercial loans. The composition of the Bank's loan portfolio as of December 31, 2000 and 1999 is as follows (in thousands):

                                                                                  2000                1999
         One-to four-family residential mortgages                            $   586,536         $   544,732
         Construction mortgages                                                   33,422              40,690
         Commercial and multi-family mortgages                                   161,579             155,085
         Commercial business loans                                               146,360             134,637
         Installment loans                                                        79,561              73,813
                                                                             -----------         -----------

         Total loans                                                           1,007,458             948,957

         Less - Allowance for loan losses                                        (11,694)            (10,617)
                                                                             -----------         -----------

                  Total loans, net                                           $   995,764         $   938,340
                                                                             ===========         ===========

        The Bank services certain loans that it has sold without recourse to third parties. The aggregate amount of loans serviced for others approximated $210,149,000, $210,158,000 and $218,660,000 as of December
        31, 2000, 1999 and 1998, respectively. Income from servicing loans for others was approximately $544,000, $576,000 and $503,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Mortgage servicing rights of approximately $2,555,000, $2,550,000 and $2,480,000 were capitalized as of December 31, 2000, 1999 and 1998, respectively. Amortization of mortgage servicing rights was approximately $387,000, $425,000 and $276,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

       As of December 31, 2000 and 1999, loans to related parties totaled approximately $6,300,000 and $15,800,000, respectively. For the year ended December 31, 2000, new loans of approximately $1,156,000 were granted to these parties and payments of approximately $185,000 were received. Related parties include directors and officers of the Bank, their respective affiliates in which they have a controlling interest and their immediate family members. For the years ended December 31, 2000 and 1999, all loans to related parties were performing.

       Allowance for loan losses

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

       For the years ended December 31, 2000, 1999 and 1998, an analysis of the allowance for loan losses is as follows (in thousands):

                                                                         2000          1999           1998
       Balance, beginning of period                                  $  10,617     $   10,585    $    9,945
       Provision for loan losses                                         1,200          1,100         1,200
       Loans charged off                                                  (433)        (1,360)       (1,087)
       Recoveries                                                          310            292           527
                                                                     ---------     ----------    ----------

       Balance, end of period                                        $  11,694     $   10,617    $   10,585
                                                                     =========     ==========    ==========

(6)    NONPERFORMING ASSETS

       Nonperforming assets include loans for which the Bank does not accrue interest ("nonaccrual loans"), loans 90 days past due and still accruing interest and other real estate owned. Nonaccrual loans and loans 90 days past due and still accruing interest represent the Bank's impaired loans. For the years ended December 31, 2000, 1999 and 1998, the average recorded investment in impaired loans was approximately $9,390,000, $6,417,000 and $2,200,000, respectively. As of December 31, 2000 and 1999, nonperforming assets were (in thousands):

                                                                                2000                 1999
         Nonaccrual loans                                                    $    6,268          $   11,130
         Loans 90 days past due and accruing interest                               504                 355
         Other real estate owned                                                    125                 604
                                                                             ----------          ----------

                Total nonperforming assets                                   $    6,897          $   12,089
                                                                             ==========          ==========

        For the years ended December 31, 2000, 1999 and 1998, had interest income been accrued on nonaccrual loans at contractual rates, interest income would have increased by approximately $568,000, $635,000 and $136,000, respectively. For the years ended December 31, 2000, 1999 and 1998, interest income on impaired loans of approximately $60,000, $125,000 and $80,000, respectively, was recognized. As of years ended December 31, 2000, 1999 and 1998, no significant additional funds were committed to customers whose loans were nonperforming.

        As of December 31, 2000 and 1999, the Bank had impaired loans of approximately $6,773,000 and $11,485,000, respectively, for which a valuation allowance of $771,000 and $1,430,000, respectively, was required. For the years ended December 31, 2000 and 1999, $269,000 and $700,000 was charged off on nonaccrual loans, respectively. For the year ended December 31, 1998, no chargeoffs occurred on impaired loans.

(7)     DEPOSITS

        As of December 31, 2000 and 1999, deposits consisted of the following (in thousands):

                                                                                  2000                1999
        Certificates of Deposit:
           One to twelve-month certificates                                  $    94,481         $   210,597
           One to five year certificates                                         287,596             179,261
           Time certificates in denominations of $100,000 or more                 57,762              60,489
                                                                             -----------         -----------

                                                                                 439,839             450,347
                                                                             -----------         -----------

        Savings accounts                                                         218,901             223,656
        Money market accounts                                                     73,799              68,532
        NOW accounts                                                             131,536             112,741
        Demand deposits                                                           69,295              51,315
                                                                             -----------         -----------

             Total deposits                                                  $   933,370         $   906,591
                                                                             ===========         ===========

        For the years ended December 31, 2000, 1999 and 1998, interest expense on time deposits in denominations greater than $100,000 was approximately $3,078,000, $2,587,000 and $2,921,000, respectively.

(8)     ADVANCES FROM FEDERAL HOME LOAN BANK AND SHORT-TERM BORROWED FUNDS

        As of December 31, 2000 and 1999, SBM had the following borrowings from Federal Home Loan Bank of Boston (FHLB) (dollars in thousands):

              Interest
                Rate                       Maturity Date                         2000                1999
              5.83%                   March 23, 2000                         $         -         $    44,000
              5.76%                   April 5, 2000                                    -              10,000
              6.67%                   April 25, 2001                              20,000                   -
              6.51%                   April 25, 2001                              10,000                   -
              5.96%                   September 26, 2001                          20,000                   -
              5.80%                   June 26, 2002                               20,000                   -
              6.05%                   May 2, 2005                                 30,000              30,000
                                                                             -----------         -----------

                  Total advances from Federal Home Loan Bank                 $   100,000         $    84,000
                                                                             ===========         ===========

        SBM's FHLB stock collateralizes these advances. In addition, mortgage loans and otherwise unencumbered investment securities qualified as collateral available to the FHLB were pledged to secure these advances, unused credit lines and letters of credit issued by the FHLB. As of December 31, 2000, SBM had the ability to borrow a total of approximately $447.29 million from FHLB.

        SBM maintains a line of credit of $34,000,000 with the FHLB which accrues interest at variable rates determined by the FHLB on a daily basis. Amounts drawn against the line of credit are due within one day of withdrawal; however, such amounts are automatically renewed provided that SBM has sufficient cash balances deposited with the FHLB. Borrowings under the line of credit are secured by U.S. Government treasury and/or agency bonds. There were no outstanding borrowings on the FHLB line of credit at December 31, 2000 or 1999. The Bank also maintains a $15,000,000 line of credit with a correspondent bank. No amounts were outstanding on the correspondent line as of December 31, 2000 or 1999.

        Short-term borrowed funds primarily represents commercial transactional repurchase accounts (business checking accounts, which are not Federal Deposit Insurance Corporation insured).

(9)     PENSION PLANS

        The Bank has a non-contributory defined benefit pension plan ("the Plan") covering substantially all employees. The benefits are based on years of service and average compensation, as defined in the Plan. The Bank's funding policy is to contribute annually the maximum amount allowed by federal tax regulations.

        The following table sets forth the change in benefit obligation, change in plan assets and the funded status of the Bank's pension plan for the years ended December 31, 2000 and 1999. The table also provides a reconciliation of the plan's funded status and the amounts recognized in the Bank's consolidated statements of condition (in thousands):

                                                                                   2000                1999
         Change in benefit obligation:
          Benefit obligation, beginning of year                             $     17,835         $    18,082
          Service cost                                                             1,363               1,416
          Interest cost                                                            1,321               1,161
          Actuarial gain                                                          (1,236)             (2,376)
          Benefits paid                                                             (483)               (448)
                                                                            -------------        -----------

        Benefit obligation, end of year                                           18,800              17,835
                                                                            ------------         -----------

                                                                               2000                1999
     Change in plan assets:
        Fair value of plan assets, beginning of year                            19,526              17,163
        Actual return on plan assets                                             2,879               2,811
        Employer contribution                                                       97                   -
        Benefits paid                                                             (483)               (448)
                                                                          ------------         -----------

     Fair value of plan assets, end of year                                     22,019              19,526
                                                                          ------------         -----------

     Funded status                                                               3,219               1,691
     Unrecognized transition asset                                                (194)               (271)
     Unrecognized prior service cost                                                99                 107
     Unrecognized contributions                                                      -                  97
     Unrecognized net actuarial gain                                            (8,113)             (5,538)
                                                                          ------------         -----------

            Accrued benefit cost                                          $     (4,989)        $    (3,914)
                                                                          ============         ===========

     The components of net periodic pension cost for the years ended December 31, 2000, 1999 and 1998 were as follows (in thousands):

                                                               2000          1999           1998
     Service cost                                          $    1,363    $    1,416    $      989
     Interest cost                                              1,321         1,161           980
     Expected return on plan assets                            (1,454)       (1,297)       (1,119)
     Recognized net gain                                          (87)            -             -
     Amortization and deferral                                    (69)          (69)          (69)
                                                           ----------    ----------    ----------

     Net periodic pension cost                             $    1,074    $    1,211    $      781
                                                           ==========    ==========    ==========

     Significant actuarial assumptions used in determining the actuarial present value of the projected benefit obligation and the net periodic pension cost were as follows:

                                                                           2000          1999         1998
              Discount rate                                                 7.75%         7.5%        6.5%
              Rate of increase in compensation levels                        4.5          4.5         4.5
              Long-term rate of return on assets                             8.5          8.5         8.0

     The Bank has entered into supplemental retirement agreements with certain officers and outside directors. The following table sets forth the change in benefit obligation and the funded status of the obligations for the years ended December 31, 2000 and 1999. The table also provides a reconciliation of the obligation's funded status and the amounts recognized in the Bank's consolidated statements of condition (in thousands):

                                                                                2000              1999
       Change in benefit obligation:
          Benefit obligation, beginning of year                             $        717      $       613
          Service cost                                                               203               41
          Interest cost                                                              206               40
          Plan amendments                                                          1,966                -
          Actuarial loss                                                              73               23
          Benefits paid                                                                -                -
                                                                            ------------      -----------

       Benefit obligation, end of year                                             3,165              717
       Plan assets                                                                     -                -
                                                                            ------------      -----------

       Funded status                                                              (3,165)            (717)
       Unrecognized prior service cost                                             1,940              258
       Unrecognized net actuarial gain                                               147               75
       Other                                                                      (1,291)               -
                                                                            ------------      -----------

                      Accrued benefit cost                                  $     (2,369)     $      (384)
                                                                            ============      ===========

       The components of net periodic pension cost for the years ended December 31, 2000, 1999 and 1998 were as follows (in thousands):

                                                                 2000           1999            1998
        Service cost                                          $      203     $       41     $       36
        Interest cost                                                206             40             37
        Amortization and deferral                                    285             27             27
                                                              ----------     ----------     ----------

        Net periodic pension cost                             $      694     $      108     $      100
                                                              ==========     ==========     ==========

       Significant actuarial assumptions used in determining the actuarial present value of the projected benefit obligation and the net periodic pension cost were as follows:

                                                                           2000           1999          1998
              Discount rate                                                 7.75%          7.50%        6.50%
              Rate of increase in compensation levels                  4.00 and 4.50       4.00         4.00

       In addition to providing pension benefits, the Bank provides certain health care benefits for retired employees (the Health Care Plan). Only employees retiring before January 1, 1989 are eligible for these benefits, provided they attain age 55 while working for the Bank. In addition, all employees who have attained age 55 and have ten years of vested service are covered under the Health Care Plan until age 65. Effective January 1, 1993, the Bank began to accrue for the estimated costs of these benefits through charges to expense during the years that the employees earn these benefits. The following table reconciles the Health Care Plan's funded status to the accrued obligation as of December 31, 2000 and 1999 (in thousands):

                                                                                 2000          1999
        Accumulated postretirement benefit obligation:
          Retirees                                                            $     490     $     454
          Other fully eligible participants                                         209           137
          Other active participants                                                 465           403
                                                                              ---------     ---------

                                                                                  1,164           994
        Unrecognized actuarial gain                                                 418           576
        Unrecognized prior service cost                                            (155)         (168)
                                                                              ---------     ---------

        Prepaid postretirement cost                                           $   1,427     $   1,402
                                                                              =========     =========

        For the years ended December 31, 2000, 1999 and 1998, net postretirement health care cost included the following components (in thousands):

                                                                        2000           1999         1998
        Service cost                                                  $    69        $    64      $    39
        Interest cost                                                      71             61           75
        Amortization and deferral                                         (16)           (17)          (9)
                                                                      -------        -------      -------

                                                                      $   124        $   108      $   105
                                                                      =======        =======      =======

        Significant actuarial assumptions used in determining the actuarial present value of the projected benefit obligation and the net postretirement health care cost are as follows:

                                                                       2000         1999          1998
        Discount rate                                                  7.75%         7.5%         6.5%
        Rate of increase in compensation levels                        4.5           4.0          4.0

        The health care cost trend rate used to measure the accumulated postretirement benefit obligation is 7.0% as of December 31, 2000. Increasing the health care cost trend rate by 1% would increase the accumulated postretirement benefit cost by approximately $70,000, and the net postretirement benefit cost by approximately $17,000, (pretax) annually as of December 31, 2000.

        In connection with the Plan of Conversion, the Bank established an ESOP which acquired 8%, or 898,560, of the shares which were issued in the conversion at a price of $10.36 per share. The purchase of the shares by the ESOP was funded by a loan of $9,305,000 from the Company. The loan is to be repaid in fifteen equal annual installments of principal and interest of $1,122,622. Interest on the loan is fixed at 8.75%. ESOP expense for the year ended December 31, 2000 was $855,000. ESOP expense is based on the market value of the Company's common stock at the time shares are allocated to employees, which may differ from the $10.36 cost of those shares.

(10)   INCOME TAXES

       For the years ended December 31, 2000, 1999 and 1998, the provision (benefit) for income taxes consisted of the following (in thousands):

                                                                     2000         1999         1998
       Current tax provision:
          Federal                                                 $   7,179     $  4,365     $   3,156
          State                                                           -            -           557
                                                                  ---------     --------     ---------

                  Total current                                       7,179        4,365         3,713
                                                                  ---------     --------     ---------

       Deferred tax provision (benefit):
          Federal                                                    (3,520)          61           421
          State                                                           -            -            74
                                                                  ---------     --------     ---------

                  Total deferred                                     (3,520)          61           495
                                                                  ---------     --------     ---------

                  Total provision for income taxes                $   3,659     $  4,426     $   4,208
                                                                  =========     ========     =========

       As of December 31, 2000 and 1999, the components of the net deferred income tax asset (liability) included in current and deferred income taxes in the accompanying consolidated statements of condition were (in thousands):

                                                                                       December 31,
                                                                                    2000           1999
         Deferred tax assets:
             Allowance for loan losses                                          $    4,093     $    3,716
             Charitable contributions                                                2,155             72
             Benefits                                                                2,856          2,006
             Branch premiums                                                           275            224
             Payments and interest on nonaccrual loans                                 741            562
             Accretion on bonds sold                                                   263            158
             Other                                                                      30             44
                                                                                ----------     ----------

                                                                                    10,413          6,782
                                                                                ----------     ----------

         Deferred tax liabilities:
             Unrealized gain on available for sale securities                       (7,087)        (5,137)
             Accretion on bonds held                                                  (473)          (317)
             Premises and equipment                                                   (510)          (633)
             Mortgage serving rights                                                  (894)          (892)
             Other                                                                  (1,043)          (967)
                                                                                ----------     ----------

                                                                                   (10,007)        (7,946)
                                                                                ----------     ----------

                       Net deferred tax asset (liability)                       $      406     $   (1,164)
                                                                                ==========     ==========

       Effective for taxable years commencing after December 31, 1998, financial service companies are permitted to establish in the State of Connecticut a passive investment company ("PIC") to hold and manage loans secured by real property. Income earned by the PIC is exempt from Connecticut corporation business tax and dividends received by the financial service company from the PIC are not taxable. In 1999, SBM established a PIC, as a wholly-owned subsidiary, and transferred a portion of its real estate mortgage portfolio from SBM to the PIC.

       During 1999, the deferred state tax assets for which the valuation allowance was established were written off upon the transfer to the PIC, and the valuation allowance was eliminated. Prior to 1999, all state deferred tax assets were reserved for due to uncertainty of realization.

       For the years ended December 31, 2000, 1999 and 1998, the provision for income taxes differed from the amount computed by applying the statutory federal income tax rate (35%) to income before provision for income taxes for the following reasons (in thousands):

                                                                       2000          1999          1998
          Tax provision at statutory rate                            $  3,865     $    4,613    $    4,734
          Increase (decrease) in tax resulting from:
             State income taxes, net of federal tax benefit                 -              -           817
             Gain on contribution of securities to
                Savings Bank of Manchester Foundation, Inc.                 -              -          (921)
             Dividends received deduction                                (249)          (245)         (409)
             Change in valuation allowance                                  -              -          (420)
             Other, net                                                    43             58           407
                                                                     --------     ----------    ----------

                                                                     $  3,659     $    4,426    $    4,208
                                                                     ========     ==========    ==========

       As of December 31, 2000, the Bank's allowance for loan losses for federal income tax return purposes was approximately $12,560,000. If any portion of this allowance is used for purposes other than to absorb loan losses and write-downs of other real estate owned, such amounts will become subject to income tax at the then current tax rate. Management does not anticipate that capital will be used in such a way so as to require the payment of taxes on taxable income resulting from the recapture of the tax allowance. As a result, in accordance with SFAS No. 109, no provision for such tax has been recorded in the accompanying consolidated financial statements.

(11)   STOCK-BASED COMPENSATION

       In connection with the conversion to stock form of ownership (see Note
       2), the Company established the Connecticut Bancshares, Inc. 2000 Stock-Based Incentive Plan (the "Stock Plan") to attract and retain qualified personnel in key positions and to provide employees with an interest in the Company as an incentive to contribute to its success. The Stock Plan authorizes the granting of options to purchase common stock of the Company and awards of restricted shares of common stock. All employees and non-employee directors of the Company are eligible to receive awards under the Stock Plan. The Stock Plan is administered by a committee (the Committee). Subject to certain regulatory conditions, the Committee has the authority to determine the amount of options granted to any individual and the dates on which each option will become exercisable. The exercise price of all options is determined by the Committee but is at least 100% of the fair market value of the underlying common stock at the time of the grant. In addition, subject to certain regulatory conditions, the Committee has the authority to determine the amounts of restricted stock awards granted to any individual and the dates on which restricted stock awards granted will vest or any other conditions which must be satisfied before vesting. On December 15, 2000, the Bank granted options to purchase 1,017,776 shares of common stock at an exercise price of $17.625 per share, the fair value on the date of grant. The options expire 10 years from the date of grant and vest over 5 years. At December 31, 2000, no options were exercisable. As of December 31, 2000, no shares of restricted stock had been granted.

       The Company applies APB No. 25 and related Interpretations in accounting for the Stock Plan. Accordingly, no compensation cost has been recognized for the Stock Plan. Had compensation cost for the Company's Stock Plan been determined consistent with SFAS No. 123, the Company's pro forma net income and basic and diluted net income per share for the ten months ended December 31, 2000, would have been $6,078,000, $0.59 and $0.59, respectively.

       The fair value on the grant date of $7.28 was estimated using the Black-Scholes option pricing model with the following assumptions:

                                                                 2000

                 Risk free interest rate                         5.24%
                 Expected life                                   7 years
                 Expected volatility                            26.25%
                 Dividend yield                                     -

(12)   SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

       The following table presents quarterly consolidated financial information for the Bank for 2000 and 1999 (in thousands):

                                     -------------------2000------------------     -----------------1999-----------------
                                      Fourth      Third     Second      First     Fourth      Third     Second      First
                                      Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
        Interest and dividend
         income                      $ 25,113   $ 24,512   $ 23,722   $ 21,745   $ 20,720   $ 19,931   $ 19,153   $ 19,030
        Interest expense               11,381     11,281     10,829     10,351     10,216      9,465      8,972      8,721
                                     --------   --------   --------   --------   --------   --------   --------   --------

        Net interest income            13,732     13,231     12,893     11,394     10,504     10,466     10,181     10,309
        Provision for loan losses         375        375        225        225        150        650        150        150
                                     --------   --------   --------   --------   --------   --------   --------   --------

        Net interest income after
         provision for loan losses     13,357     12,856     12,668     11,169     10,354      9,816     10,031     10,159
        Noninterest income              3,911      3,417      2,424        517(1)   3,536      1,350      2,088      2,432
        Noninterest expense            10,810     10,002     10,259     18,206(2)  10,072      9,377      9,386      7,751
                                     --------   --------   --------   --------   --------   --------   --------   --------

        Income (loss) before
         (provision for) benefit
         from income taxes              6,458      6,271      4,833     (6,520)     3,818      1,789      2,733      4,840

        (Provision for) benefit from
         income taxes                  (2,139)    (2,073)    (1,599)     2,152     (1,430)      (573)      (874)    (1,549)
                                     --------   --------   --------   --------   --------   --------   --------   --------

        Net income (loss)            $  4,319   $  4,198   $  3,234   $ (4,368)  $  2,388   $  1,216   $  1,859   $  3,291
                                     ========   ========   ========   ========   ========   ========   ========   ========

       (1)   Includes losses on sales of securities, net of $1,755,000.
       (2) Includes expense of $8,316,000 related to securities contributed to SBM Charitable Foundation, Inc.

(13)   COMMITMENTS AND CONTINGENCIES

       Cash and due from banks withdrawal and usage reserve requirements

       The Bank is required to maintain reserves against its transaction accounts and non-personal time deposits. As of December 31, 2000 and 1999, cash and due from banks withdrawal/usage reserve requirements of approximately $2,144,000 and $11,060,000, respectively, existed as a result of Federal Reserve requirements to maintain certain average balances.

       Lease commitments

       The Bank leases certain of its premises and equipment under lease agreements which expire at various dates through June 2010. The Bank has the option to renew certain of the leases at fair rental values. Rental expense was approximately $1,134,000, $1,132,000 and $1,120,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

       As of December 31, 2000, minimum rental commitments under noncancellable operating leases were (in thousands):

                     Year

                     2001                                        $     904,311
                     2002                                              902,620
                     2003                                              873,694
                     2004                                              807,759
                     2005                                              735,040
                     Thereafter                                      3,438,405
                                                                 -------------

                                                                 $   7,661,829
                                                                 =============

       Loan commitments and letters of credit

       The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments included commitments to extend credit of approximately $176,670,000 and $155,180,000 as of December 31, 2000 and 1999, respectively, and standby letters of credit of approximately $7,361,000 and $6,216,000 as of December 31, 2000 and 1999,
       respectively.

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

       Interest rate cap agreement

       At December 31, 1999, SBM was party to an interest rate cap agreement with a notional principal amount of $25 million. Under the terms of the cap agreement, SBM paid a premium totalling $123,000 which was included in other assets and was amortized over the three years term of the agreement. Amortization for the year ended December 31, 1999 totaled $38,000 and is recorded as an interest expense on advances. In March 2000, the Bank realized a gain of approximately $72,000 on the sale of the interest rate cap.

(14)   PARENT COMPANY FINANCIAL INFORMATION

       Summarized information relative to the statements of condition as of December 31, 2000 and 1999 and statements of operations and cash flows for the years ended December 31, 2000, 1999 and 1998 of Connecticut Bancshares, Inc. (parent company only) are presented as follows (in thousands):

       Statements of Condition                                                  2000                     1999
       Assets:
          Cash and cash equivalents                                         $     7,572              $        50
          Investment in SBM                                                     187,471                  123,173
          Securities available for sale                                          36,495                        -
          Current and deferred income taxes                                       2,304                        -
          Accrued interest receivable                                               325                        -
                                                                            -----------              -----------

                Total assets                                                $   234,167              $   123,223
                                                                            ===========              ===========

       Liabilities and stockholders' equity:
          Other liabilities                                                 $     1,628              $         -
                                                                            -----------              -----------

                Total liabilities                                                 1,628                        -
                                                                            -----------              -----------

          Stockholders' equity                                                  232,539                  123,223
                                                                            -----------              -----------

                Total liabilities and stockholders' equity                  $   234,167              $   123,223
                                                                            ===========              ===========


       Statements of Operations                                                 2000         1999        1998
       Interest and dividend income:
          Interest and dividend income on investment securities             $     1,744   $       -  $         -
                                                                            -----------   ---------  -----------

                Total interest and dividend income                                1,744           -            -
                                                                            -----------   ---------  -----------
       Noninterest income:
          Gains on sales of securities, net                                          19           -            -
                                                                            -----------   ---------  -----------

                Total noninterest income                                             19           -            -
                                                                            -----------   ---------  -----------
       Noninterest expense:
          Pension and other employee benefits                                       856           -            -
          Fees and services                                                         636           -            -
          Securities contributed to SBM Charitable Foundation, Inc.               8,316           -            -
          Other operating expenses                                                   77           -            -
                                                                            -----------   ---------  -----------

                Total noninterest expense                                         9,885           -            -
                                                                            -----------   ---------  -----------

       Loss before income tax benefit and equity in
         undistributed earnings in SBM                                           (8,122)          -            -
       Benefit from income taxes                                                  2,692           -            -
                                                                            -----------   ---------  -----------

       Loss before equity in undistributed earnings of SBM                       (5,430)          -            -

       Equity in undistributed earnings of SBM                                   12,813       8,754        9,318
                                                                            -----------   ---------  -----------

                Net income                                                  $     7,383   $   8,754  $     9,318
                                                                            ===========   =========  ===========


       Statements of Cash Flows                                                   2000         1999         1998
       Cash Flows from Operating Activities:
          Net income                                                         $    7,383   $    8,754    $    9,318
          Adjustments to reconcile net income to net cash used in
             operating activities:
               Securities contributed to SBM Charitable Foundation, Inc.          8,316            -             -
               Deferred income tax benefit                                       (6,538)           -             -
               Accretion on bonds, net                                             (456)           -             -
               Gain on sales of securities, net                                     (19)           -             -
               Changes in operating assets and liabilities -
                  Accrued interest receivable                                      (325)           -             -
                  Other liabilities                                               1,628            -             -
               Equity in undistributed earnings of SBM                          (12,813)      (8,754)       (9,318)
                                                                             ----------   ----------    ----------

                  Net cash used in operating activities                          (2,824)           -             -
                                                                             ----------   ----------    ----------

       Cash Flows from Investing Activities:
          Proceeds from maturities of available for sale securities               5,000            -             -
          Proceeds from sale of available for sale securities                       983            -             -
          Investment in SBM                                                     (45,257)           -             -
          Purchases of available for sale securities                            (40,950)           -             -
          Proceeds from principal payments from available for
             sale securities                                                         57            -             -
                                                                             ----------   ----------    ----------

                  Net cash used in investing activities                         (80,167)           -             -
                                                                             ----------   ----------    ----------

       Cash Flows from Financing Activities:
          Net proceeds from issuance of common stock                             90,513            -             -
                                                                             ----------   ----------    ----------

                  Net cash provided by financing activities                      90,513            -             -
                                                                             ----------   ----------    ----------

       Net increase in cash and cash equivalents                                  7,522            -             -

       Cash and cash equivalents, beginning of year                                  50           50            50
                                                                             ----------   ----------    ----------

       Cash and cash equivalents, end of year                                $    7,572   $       50    $       50
                                                                             ==========   ==========    ==========

(15)   DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

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

       The carrying amount is a reasonable estimate of fair value.

       Securities

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

       Loans

       The fair value of the net loan portfolio is estimated by discounting the loans' future cash flows using the prevailing interest rates as of year-end at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

       The book and fair values of unrecognized commitments to extend credit and standby letters of credit were not significant as of December 31, 2000 and 1999.

       Deposits

       The fair value of savings, NOW, demand and certain money market deposits is the amount payable on demand as of year-end. The fair value of certificates of deposit is estimated by discounting the future cash flows using the rates offered for deposits of similar remaining maturities as of yearend.

       Advances from Federal Home Loan Bank

       The fair value of the advances is based on the estimated costs to prepay the debt (prior to maturity) as of year-end.

       Values not determined

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

       As of December 31, 2000 and 1999, the estimated fair values and recorded book balances of the Bank's financial instruments were (in thousands):

                                                              -----------2000----------     -----------1999---------
                                                               Recorded                      Recorded
                                                                 Book           Fair           Book         Fair
                                                                Balance         Value         Balance       Value
        Assets:

          Cash and cash equivalents                           $    64,797   $    64,797     $    26,678  $    26,678
          Securities available for sale                           308,081       308,081         181,854      181,854
          Securities held to maturity                                   -             -          46,060       44,998
          Loans held for sale                                         290           290              38           38
          Loans, net                                              995,764       980,480         938,340      931,372
          Federal Home Loan Bank stock                              6,654         6,654           5,909        5,909
          Accrued interest receivable                               8,747         8,747           6,900        6,900

        Liabilities:

         Deposits -
             Savings                                          $   218,901   $   218,901     $   223,656  $   223,656
             Money market                                          73,799        73,799          68,532       68,532
             Certificates of deposit                              439,839       443,205         450,347      451,238
             NOW                                                  131,536       131,536         112,741      112,741
             Demand                                                69,295        69,295          51,315       51,315
         Short-term borrowed funds                                106,493       106,493          95,814       95,814
         Mortgagors' escrow accounts                                8,896         8,896           8,674        8,674
         Advances from Federal Home Loan Bank                     100,000       100,197          84,000       82,054

       At December 31, 1999, the Bank had an interest rate cap with a notional value of $25,000,000 and a book asset value of $85,000 representing the unamortized portion of the premium paid for the cap, which is included in other assets in the accompanying consolidated statements of condition. The interest rate cap had an estimated market value of $143,000 at December 31, 1999.

(16)   SUBSEQUENT EVENT

       On February 7, 2001, the Bank and First Federal Savings and Loan Association of East Hartford ("First Federal") entered into a definitive agreement (the "Agreement") under which the Bank will acquire all of the outstanding common stock of First Federal for cash equal to approximately $110.00 million. Immediately after the completion of the acquisition, First Federal will be merged into The Savings Bank of Manchester, a wholly-owned subsidiary of the Company. The Board of Directors of the Company expects the transaction to close in the third quarter of 2001. The transaction is subject to approval by First Federal shareholders and federal and state regulatory agencies.

       Under certain circumstances, if the Agreement is terminated by the Bank for the reasons set forth in the Agreement before the consummation of the merger, First Federal may be required to pay the Bank cash of $4.5 million plus out-of-pocket expenses.