Form 10-Q
period 2001-03-31
CONNECTICUT BANCSHARES INC/DE
filed 2001-05-04
CIK 1097882

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 0-28389

                          CONNECTICUT BANCSHARES, INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

Delaware                                                              06-1564613
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer
                                                             Identification No.)

923 Main Street, Manchester, Connecticut                                   06040
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the Issuer had 11,232,000 shares of common stock, par value $0.01 per share, outstanding as of April 30, 2001.

CONNECTICUT BANCSHARES, INC.
FORM 10-Q

INDEX

                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statements of Condition as of
           March 31, 2001 and December 31, 2000 (unaudited) ......................................................2

           Condensed Consolidated Statements of Operations for the Three
           Months Ended March 31, 2001 and 2000 (unaudited) ......................................................3

           Condensed Consolidated Statement of Changes in Stockholders' Equity
           for the Three Months Ended March 31, 2001 (unaudited) .................................................4

           Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 2001 and 2000 (unaudited) ................................................5

           Notes to Condensed Consolidated Financial Statements (unaudited) ......................................6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..................................................................10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ...........................................19

PART II:   OTHER INFORMATION

Item 1.    Legal Proceedings ....................................................................................20
Item 2.    Changes in Securities and Use of Proceeds ............................................................20
Item 3.    Defaults Upon Senior Securities ......................................................................20
Item 4.    Submission of Matters to a Vote of Security Holders ..................................................20
Item 5.    Other Information ....................................................................................20
Item 6.    Exhibits and Reports on Form 8-K .....................................................................20

SIGNATURES ......................................................................................................21

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
       --------------------

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Condition
(Dollars in thousands)

                                                                                  March 31,      December 31,
ASSETS                                                                              2001             2000
                                                                               -------------    -------------
                                                                                         (unaudited)
Cash and cash equivalents                                                      $      82,022    $      64,797
Securities available for sale (cost of $264,486 at March 31,
     2001 and $287,830 at December 31, 2000)                                         280,507          308,081
Loans held for sale                                                                      434              290
Loans, net                                                                         1,020,416          995,764
Federal Home Loan Bank Stock, at cost                                                  7,492            6,654
Premises and equipment, net                                                           13,003           13,197
Accrued interest receivable                                                            8,364            8,747
Other real estate owned                                                                    -              125
Current and deferred income taxes                                                      1,414                -
Intangible assets                                                                      1,859            1,967
Other assets                                                                           4,365            3,689
                                                                               -------------    -------------
               Total assets                                                    $   1,419,876    $   1,403,311
                                                                               =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                       $     952,034    $     933,370
Short-term borrowed funds                                                            102,211          106,493
Mortgagors' escrow accounts                                                            5,692            8,896
Advances from Federal Home Loan Bank                                                 120,000          100,000
Current and deferred income taxes                                                          -              419
Accrued benefits and other liabilities                                                16,133           21,594
                                                                               -------------    -------------
               Total liabilities                                                   1,196,070        1,170,772
                                                                               -------------    -------------
Commitments and Contingencies
Stockholders' equity:
     Common stock ($.01 par value; 45,000,000 authorized
       shares; 11,232,000 shares issued and outstanding at
       March 31, 2001 and December 31, 2000)                                             112              112
     Additional paid-in capital                                                      107,233          108,257
     Retained earnings                                                               122,366          119,691
     ESOP unearned compensation                                                       (8,530)          (8,685)
     Restricted stock unearned compensation                                           (7,789)               -
     Accumulated other comprehensive income                                           10,414           13,164
                                                                               -------------    -------------
               Total stockholders' equity                                            223,806          232,539
                                                                               -------------    -------------
               Total liabilities and stockholders' equity                      $   1,419,876    $   1,403,311
                                                                               =============    =============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(In thousands except for per share data)

                                                                                 For the Three Months Ended
                                                                               ------------------------------
                                                                                 March 31,        March 31,
                                                                                   2001             2000
                                                                               -------------    -------------
                                                                                         (unaudited)

Interest and dividend income:
  Interest income on loans                                                     $      19,943    $      17,961
  Interest and dividends on investment securities                                      5,131            3,784
                                                                               -------------    -------------

       Total interest and dividend income                                             25,074           21,745
                                                                               -------------    -------------

Interest expense:
  Interest on deposits                                                                 8,548            8,264
  Interest on Advances from Federal Home Loan Bank                                       775              785
  Interest on short-term borrowed funds                                                1,642            1,302
                                                                               -------------    -------------
       Total interest expense                                                         10,965           10,351
                                                                               -------------    -------------

Net interest income                                                                   14,109           11,394
Provision for loan losses                                                                375              225
                                                                               -------------    -------------

Net interest income after provision for loan losses                                   13,734           11,169
                                                                               -------------    -------------

Noninterest income:
  Service charges and fees                                                             2,151            1,658
  Gains (losses) on sales of securities, net                                             235           (1,755)
  Gains on mortgage loan sales, net                                                       82               38
  Other                                                                                  425              576
                                                                               -------------    -------------

       Total noninterest income                                                        2,893              517
                                                                               -------------    -------------

Noninterest expense:
  Salaries                                                                             4,087            4,008
  Pension and other employee benefits                                                  2,128            1,421
  Fees and services                                                                    1,496              923
  Occupancy, net                                                                         822              827
  Furniture and equipment                                                                760              770
  Marketing                                                                              440              323
  Foreclosed real estate expense                                                          39              114
  Net gains on sales of other real estate owned, net                                      (8)             (26)
  Securities contributed to SBM Charitable Foundation, Inc.                                -            8,316
  Other operating expenses                                                             1,278            1,530
                                                                               -------------    -------------

       Total noninterest expense                                                      11,042           18,206
                                                                               -------------    -------------

  Income (loss) before provision for (benefit from) income taxes                       5,585           (6,520)
  Provision for (benefit from) income taxes                                            1,899           (2,152)
                                                                               -------------    -------------

       Net income (loss)                                                       $       3,686    $      (4,368)
                                                                               =============    =============

Earnings per share (1):
  Basic                                                                        $        0.36              N/A
  Diluted                                                                      $        0.34              N/A
Weighted average shares outstanding:
  Basic                                                                           10,342,256              N/A
  Diluted                                                                         10,806,862              N/A

(1) Earnings per share is calculated for the three months ended March 31, 2001 only. The Company converted to stock form on March 1, 2000, therefore per share amounts for the three months ended March 31, 2000 are not meaningful.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Stockholders' Equity For the Three Months Ended March 31, 2001 (unaudited)
(Dollars in thousands)

                                                                            Additional
                                                     Common Stock             Paid-In       Retained
                                                 Shares         Amount        Capital       Earnings
                                                --------       --------     ----------      --------
BALANCE, December 31, 2000
 (unaudited)                                      11,232,000      $ 112      $ 108,257       $119,691

 Granting of restricted stock awards                 449,280          4          8,195              -

 Funding of trustee repurchase
       of restricted stock                          (449,280)        (4)        (9,360)             -

 Change in ESOP unearned
       compensation                                        -          -            141              -

 Change in restricted stock
       unearned compensation                               -          -              -              -

 Dividends paid ($0.09 per share)                          -          -              -         (1,011)

 Comprehensive income:
     Net income                                            -          -              -          3,686
     Change in unrealized gain
       on securities available for
       sale, net of taxes                                  -          -              -              -
                                                  ----------      -----      ---------       --------
  Total comprehensive income                               -          -              -          3,686
                                                  ----------      -----      ---------       --------
BALANCE, March 31, 2001                           11,232,000      $ 112      $ 107,233       $122,366
                                                  ==========      =====      =========       ========


                                                               Restricted
                                                   ESOP          Stock         Accumulated
                                                 Unearned       Unearned          Other
                                                 Compen-        Compen-       Comprehensive
                                                  sation        sation            Income         Total
                                                 --------      ----------     -------------      -----
BALANCE, December 31, 2000
 (unaudited)                                      $(8,685)           $ -         $ 13,164      $ 232,539

 Granting of restricted stock awards                    -         (8,199)               -              -

 Funding of trustee repurchase
       of restricted stock                              -              -                -         (9,364)

 Change in ESOP unearned
       compensation                                   155              -                -            296

 Change in restricted stock
       unearned compensation                            -            410                -            410

 Dividends paid ($0.09 per share)                       -              -                -         (1,011)

 Comprehensive income:
     Net income                                         -              -                -          3,686
     Change in unrealized gain
       on securities available for
       sale, net of taxes                               -              -           (2,750)        (2,750)
                                                  -------       --------         --------      ---------
  Total comprehensive income                            -              -           (2,750)           936
                                                  -------       --------         --------      ---------
BALANCE, March 31, 2001                           $(8,530)      $ (7,789)        $ 10,414      $ 223,806
                                                  =======       ========         ========      =========


The accompanying notes are an integral part of this unaudited condensed consolidated statement.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(In thousands)

                                                                                 For the Three Months Ended
                                                                               ------------------------------
                                                                                 March 31,        March 31,
                                                                                   2001             2000
                                                                               -------------    -------------
                                                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                          $       3,686    $      (4,368)
    Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
       Securities contributed to SBM Charitable Foundation, Inc.                           -            8,316
       Provision for loan losses                                                         375              225
       Depreciation                                                                      611              671
       Amortization/accretion - Premium on deposits                                      108              107
          (Discount) premium on loans and bonds                                         (277)             100
       Net gains on sales of other real estate owned                                      (8)             (26)
       Net loss on disposal of fixed assets                                                8                -
       (Gains) losses on sales of securities, net                                       (235)           1,755
       Gains on mortgage loan sales, net                                                 (82)             (38)
       Deferred income tax benefit                                                      (353)            (469)
       Change in ESOP unearned compensation                                              296                -
       Change in restricted stock unearned compensation                                  410                -
       Changes in operating assets and liabilities -
          Accrued interest receivable                                                    383              476
          Other assets                                                                  (676)             401
          Other liabilities                                                             (444)          (3,080)
                                                                               -------------    -------------

             Net cash provided by operating activities                                 3,802            4,070
                                                                               -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations and purchases, net of repayments                                 (26,981)         (29,973)
  Proceeds from sales of loans                                                         1,892              859
  Proceeds from maturities of available for sale securities                           11,914            4,010
  Proceeds from sales of available for sale securities                                15,926           77,120
  Purchases of available for sale securities                                         (21,696)         (33,650)
  Purchases of Federal Home Loan Bank stock                                             (838)            (745)
  Proceeds from principal payments of mortgage-backed securities                       7,639            2,895
  Proceeds from sales of other real estate owned                                         133              312
  Purchases of premises and equipment                                                   (425)            (488)
                                                                               -------------    -------------

             Net cash (used in) provided by investing activities                     (12,436)          20,340
                                                                               -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                                               -           90,513
  Funding of trustee purchases of restricted stock                                    (5,319)               -
  Net increase in savings, money market, NOW and demand deposits                       7,426           14,924
  Net increase (decrease) in certificates of deposit                                  11,238          (15,836)
  Net (decrease) increase in short-term borrowed funds                                (4,282)          20,494
  Decrease in mortgagors' escrow accounts                                             (3,204)          (2,193)
  Increase in advances from Federal Home Loan Bank                                    20,000                -
                                                                               -------------    -------------

             Net cash provided by financing activities                                25,859          107,902
                                                                               -------------    -------------

             Net increase in cash and cash equivalents                                17,225          132,312
CASH AND CASH EQUIVALENTS, beginning of period                                        64,797           26,678
                                                                               -------------    -------------

CASH AND CASH EQUIVALENTS, end of period                                       $      82,022    $     158,990
                                                                               =============    =============
SUPPLEMENTAL INFORMATION:
  Cash paid for                                                                            -
     Interest and dividends                                                    $      11,050    $      10,352
     Income taxes                                                                      2,250                -
  Non-cash transactions -
     Transfers from loans to other real estate owned                                       -               19
     Dividend declared not paid                                                        1,011                -
     Unsettled trustee repurchases of restricted stock                                 4,045                -

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Financial Statements Presentation

     The accompanying condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for Connecticut Bancshares, Inc. ("CBS") and subsidiary included in Connecticut Bancshares, Inc.'s Form 10-K for the year ended December 31, 2000. The results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     Principles of consolidation and presentation

     The accompanying condensed consolidated financial statements include the accounts of CBS and its wholly-owned subsidiary, The Savings Bank of Manchester ("SBM" or the "Bank"), and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

     Business

     CBS, a Delaware corporation, was organized in October 1999 for the purpose of becoming the holding company for the Bank, upon the conversion of the Bank's former parent mutual holding company, Connecticut Bankshares, M.H.C. ("MHC") from a mutual to stock form of organization (the "Conversion"). The Conversion was completed on March 1, 2000. CBS used 50% of the net proceeds from the Conversion to buy all of the common stock of SBM and retained the remaining 50% (see Note 3), which primarily were invested in fixed income securities. The Bank, with its main office located in Manchester, Connecticut, operates through twenty-three branches located primarily in eastern Connecticut. The Bank's primary source of income is interest received on loans to customers, which include small and middle market businesses and individuals residing within the Bank's service area.

     On February 7, 2001, the Company and First Federal Savings and Loan Association of East Hartford ("First Federal") entered into a definitive agreement (the "Agreement") under which the Bank will acquire all of the outstanding common stock of First Federal for cash equal to approximately $110.00 million. Immediately after the completion of the acquisition, First Federal will be merged into the Bank. The Board of Directors of the Company expects the transaction to close in the third quarter of 2001. The transaction is subject to approval by the First Federal shareholders and federal and state regulatory agencies.

     Under certain circumstances, if the Agreement is terminated by the Company for the reasons set forth in the Agreement before consummation of the merger, First Federal may be required to pay the Company cash of $4.50 million plus out-of-pocket expenses.

     On March 26, 2001, CBS declared a quarterly cash dividend of $0.09 per share on outstanding shares of its common stock. The dividend was paid on April 20, 2001 to stockholders of record as of the close of business on April 6, 2001. This was the first dividend payment since CBS completed its initial public offering in March 2000.

     Earnings per share

     Basic earnings per share represents income available to stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued. Earnings per share data are presented for the three months ended March 31, 2001 only. The Company converted to stock form on March 1, 2000; therefore, per share information for the three months ended March 31, 2000 is not meaningful.

     The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except per share amounts):

                                                                                 For the Three Months Ended
                                                                              -------------------------------
                                                                              March 31, 2001   March 31, 2000
                                                                              --------------   --------------
                                                                                        (unaudited)

Net Income                                                                     $     3,686                N/A
Weighted average shares outstanding:
    Weighted average shares outstanding                                         11,232,000                N/A
    Less: unearned ESOP shares                                                    (833,498)               N/A
    Less: unearned restricted stock                                                (56,246)               N/A
                                                                               -----------
              Basic                                                             10,342,256                N/A
                                                                               -----------
Dilutive impact of:
    Stock options                                                                   84,302                N/A
    Restricted stock                                                               380,304                N/A
                                                                               -----------
              Diluted                                                           10,806,862                N/A
                                                                               -----------
Earnings per share:
              Basic                                                            $      0.36                N/A
              Diluted                                                          $      0.34                N/A


     Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

(2)  RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS No. 140 replaces SFAS No. 125. Certain disclosure provisions required by SFAS No. 140 were effective immediately. Additional requirements related to SFAS No. 140 became effective beginning March 31, 2001. These additional requirements had no effect on the Company's consolidated financial position or results of operations.

(3)  COMMON STOCK

     On January 2, 2001 the Company awarded 449,280 restricted shares of common stock to various employees and non-employee directors of the Company in accordance with the Connecticut Bancshares, Inc. 2000 Stock-Based Incentive Plan (the "Stock Plan"). These awards represent 100% of the restricted shares available in the Stock Plan. The shares were awarded with a vesting schedule of five years, with 20% of the shares vesting each year to the recipient. The first 20% installment vests on January 2, 2002. The closing market price of the Company's common stock on the date of the awards was $18.25. The Company is amortizing the unearned restricted stock compensation on a straight-line basis over the vesting period.

     In conjunction with the restricted stock awards, the Company established a trust and hired an independent trustee (the "Trustee") to administer and maintain records of the restricted stock awards. From March 8, 2001 to March 30, 2001, the Trustee purchased in the open market 449,280 shares of common stock of the Company for the benefit of the restricted stock award recipients. These shares were purchased during the first quarter of 2001 at prices ranging from $20.13 to $21.13 per share, resulting in an average cost of $20.84 per share.

(4)  LOANS

     Loans are summarized as follows (in thousands):

                                                 March 31,         December 31,
                                                    2001               2000
                                               ------------        ------------
One-to four-family mortgages                   $    598,606        $    586,536
Construction mortgages                               34,402              32,590
Commercial and multi-family mortgages               172,189             162,411
Commercial business loans                           147,177             146,360
Installment loans                                    80,106              79,561
                                               ------------        ------------
Total loans                                       1,032,480           1,007,458
Less: Allowance for loan losses                     (12,064)            (11,694)
                                               ------------        ------------
     Total loans, net                          $  1,020,416        $    995,764
                                               ============        ============

     A summary of the allowance for loan losses is as follows (in thousands):

                                                                     For the Three             For the
                                                                      Months Ended           Year Ended
                                                                        March 31,           December 31,
                                                                          2001                  2000
                                                                  -------------------    ------------------

Balance, beginning of period                                      $            11,694    $           10,617
Provision for loan losses                                                         375                 1,200
Loans charged off                                                                 (60)                 (433)
Recoveries                                                                         55                   310
                                                                  -------------------    ------------------

Balance, end of period                                            $            12,064    $           11,694
                                                                  ===================    ==================

     Nonperforming loans were approximately $7.42 million and $6.92 million at March 31, 2001 and December 31, 2000, respectively. Nonperforming assets were approximately $7.42 million and $7.05 million at March 31, 2001 and December 31, 2000, respectively. The Bank had no troubled debt restructurings at either March 31, 2001 or December 31, 2000. Nonperforming loans as a percentage of gross loans was 0.72% and 0.69% at March 31, 2001 and December 31, 2000, respectively. Nonperforming assets as a percentage of total assets was 0.52% and 0.50% at March 31, 2001 and December 31, 2000, respectively.

     The allowance for loan losses as a percentage of gross loans was 1.17% and 1.16% at March 31, 2001 and December 31, 2000, respectively. The allowance for loan losses as a percentage of nonperforming loans was 162.52% and 168.96% at March 31, 2001 and December 31, 2000, respectively.

(5)  DEPOSITS

     Deposits were as follows:

                                                                  March 31,     December 31,
                                                                     2001            2000
                                                                ------------    ------------
                                                                        (in thousands)
Certificates of Deposit:
    Original maturity of less than one year                     $     98,255    $     94,481
    Original maturity of one year or more                            290,868         287,596
    Time certificates in denominations of $100,000 or more (1)        61,954          57,762
                                                                ------------    ------------
        Total certificates of deposit                                451,077         439,839
                                                                ------------    ------------
Savings accounts                                                     226,827         219,498
Money market accounts                                                 78,016          73,202
Now accounts                                                         131,599         131,536
Demand deposits                                                       64,515          69,295
                                                                ------------    ------------
        Total deposits                                          $    952,034    $    933,370
                                                                ============    ============

(1)  Deposit balances in excess of $100,000 are not federally insured.


Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations.
        -------------

The following analysis discusses changes in the financial condition and results of operations for the three months ended March 31, 2001 and 2000, and should be read in conjunction with Connecticut Bancshares, Inc. and subsidiary's condensed consolidated financial statements and the notes thereto, appearing elsewhere herein.

Forward Looking Statements

This Form 10Q contains forward-looking statements that are based on assumptions and describe future plans, strategies and expectations of the Company. These forward looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's Form 10-K filing for the year ended December 31, 2000.

General

The Company's results of operations depend primarily on net interest income, which represents the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. The Bank also generates noninterest income primarily from fees charged on customers' accounts and fees earned on activities such as investment services provided through a third party registered broker-dealer. The Bank's noninterest expenses primarily consist of employee compensation and benefits, occupancy expense, marketing and other operating expenses. The Bank's results of operations are also affected by general economic and competitive conditions, notably changes in market interest rates, government policies and regulations. SBM exceeded all of its regulatory capital requirements at March 31, 2001.

Comparison of Financial Condition at March 31, 2001 and December 31, 2000
-------------------------------------------------------------------------

Total assets increased $16.56 million, or 1.18%, to $1.42 billion at March 31, 2001 as compared to $1.40 billion at December 31, 2000. The increase was primarily due to a $24.66 million increase in net loans, and a $17.22 million increase in cash and cash equivalents which were partially offset by a $27.57 million decrease in the investment portfolio. The increase in loans was primarily due to real estate loans, as one-to four-family mortgages increased $12.07 million and commercial and multi-family mortgages increased $9.78 million. Lower mortgage interest rates increased refinancing activity during the first quarter. Cash and cash equivalents increased and the investment portfolio decreased as the Company is building liquidity in anticipation of the pending acquisition of First Federal. The growth in assets was funded by an increase in deposits of $18.66 million and Advances from Federal Home Loan Bank ("FHLB") of $20.00 million. These increases were partially offset by a decrease in stockholders' equity of $8.73 million, primarily due to the recording of unearned compensation associated with the awards of restricted stock under the Company's 2000 Stock-Based Incentive Plan.

The following table presents the amortized cost and fair value of the Bank's investment securities, by type, at the dates indicated (in thousands):

                                                 At March 31, 2001            At December 31, 2000
                                               -----------------------     --------------------------
                                               Amortized       Fair        Amortized          Fair
                                                  Cost         Value          Cost            Value
                                               ---------     ---------     ---------        ---------
Debt securities available for sale:
  Asset-backed securities                        $27,658     $  28,893     $  32,717        $  33,816
  U.S. Government and agency
     obligations                                  71,774        76,276        82,068           85,254
  Corporate securities                            54,227        56,082        58,313           59,212
                                               ---------     ---------     ---------        ---------
        Total                                    153,659       161,251       173,098          178,282
                                               ---------     ---------     ---------        ---------
Equity securities available for sale:
  Marketable equity securities                    36,859        43,576        35,221           49,144
  Other equity securities                            432           432           432              432
                                               ---------     ---------     ---------        ---------
     Total                                        37,291        44,008        35,653           49,576
                                               ---------     ---------     ---------        ---------
     Total debt and equity securities            190,950       205,259       208,751          227,858

Total mortgage-backed securities                  73,536        75,248        79,079           80,223
                                               ---------     ---------     ---------        ---------
       Total investment securities             $ 264,486     $ 280,507     $ 287,830        $ 308,081
                                               ---------     ---------     ---------        ---------

Investment securities decreased $27.57 million, or 8.95%, from $308.08 million at December 31, 2000 to $280.51 million at March 31, 2001. The Company had proceeds from sales of $15.93 million (including a $235,000 gain), maturities of $11.91 million and principal payments of $7.64 million of securities during the quarter. The Company also experienced a reduction in unrealized gains on securities of $4.23 million during the quarter. Offsetting these reductions were investment purchases of $11.62 million. The Company reduced its investment securities portfolio to become more liquid to assist in the funding of the pending acquisition of First Federal.

Net loans increased $24.66 million, or 2.48%, from $995.76 million at December 31, 2000 to $1.02 billion at March 31, 2001. Residential mortgages (including residential construction mortgages) increased $12.89 million, or 2.18%, from $592.35 million to $605.24 million due to continued loan demand and an increase in refinancing activity due to lower interest rates. Commercial real estate, commercial construction and business loans increased $11.59 million, or 3.45%, from $335.55 million at December 31, 2000, to $347.14 million at March 31, 2001. As of March 31, 2001, commercial loans represented 33.62% of the Bank's loan portfolio. Consumer installment loans increased $545,000, or 0.69%, from $79.56 million at December 31, 2000 to $80.11 million at March 31, 2001.

Deposits totaled $952.03 million at March 31, 2001, an increase of $18.66 million, or 2.00%, compared to $933.37 million at December 31, 2000. The deposit increase reflects increases in savings and money market accounts of $12.14 million and certificates of deposit of $11.24 million, partially offset by a decrease of $4.78 million in demand deposits. The net increase in deposits may be partially due to customers looking for financial stability while the stock markets remain volatile. In addition, the Bank continues to market a short-term transactional repurchase agreement (repo) account to commercial businesses and retail customers. These repo accounts are shown as short-term borrowed funds in the accompanying condensed consolidated statements of condition. Short-term borrowed funds decreased $4.28 million, or 4.02%, from $106.49 million to $102.21 million during the first three months of 2001. Advances from the Federal Home Loan Bank increased $20.00 million, or 20.00%, from $100.00 million to $120.00 million as the Company continues to build liquidity for the pending acquisition of First Federal.

Nonperforming assets totaled $7.42 million at March 31, 2001, compared to $7.05 million at December 31, 2000, an increase of $370,000 or 5.25%. The majority of the increase in nonperforming assets is in commercial business loans, where ten additional loans were added to nonperforming status. Other real estate owned declined $125,000 or 100.00%, from $125,000 to $0 during the first three months of 2001 due to the sale of the Bank's only owned real estate property. Total nonperforming loans as a percentage of gross loans was 0.72% at March 31, 2001 up from 0.69% at December 31, 2000. Total nonperforming assets as a percentage of total assets was 0.52% at March 31, 2001 up from 0.50% at December 31, 2000.

The allowance for loan losses was $12.06 million at March 31, 2001, an increase of $370,000 from the $11.69 million recorded at December 31, 2000. The allowance for loan losses as a percentage of gross loans was 1.17% at March 31, 2001 up from 1.16% at December 31, 2000. The allowance for loan losses as a percentage of nonperforming loans was 162.52% at March 31, 2001 down from 168.96% at December 31, 2000. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover probable losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

The following table sets forth information regarding nonperforming loans and other real estate owned (dollars in thousands):

                                                     March 31,     December 31,
                                                       2001            2000
                                                   ------------    ------------
Nonperforming loans:
  Real estate:
    One-to four-family                             $        633    $        485
    Commercial and multi-family                           3,608           3,685
                                                   ------------    ------------
      Total real estate loans                             4,241           4,170
  Commercial                                              3,030           2,528
  Consumer                                                  152             223
                                                   ------------    ------------
      Total nonperforming loans                           7,423           6,921
Other real estate owned                                       -             125
                                                   ------------    ------------
      Total nonperforming assets                   $      7,423    $      7,046
                                                   ============    ============
Total nonperforming loans as a
  percentage of gross loans                              0.72%             0.69%
                                                   ============    ============
Total nonperforming assets as a
  percentage of total assets                             0.52%             0.50%
                                                   ============    ============

Total stockholders' equity decreased $8.73 million, or 3.75%, to $223.81 million at March 31, 2001 compared to $232.54 million on December 31, 2000. The decrease is due primarily to the open market purchases of 449,280 common shares to acquire shares for the Company's Restricted Stock Plan. The Company funded the plan trustee's purchase of the shares at market prices during the first quarter of 2001 for a total of $9.36 million. Accumulated other comprehensive income decreased $2.75 million due to declines in the unrealized gains in the Company's investment portfolio. In addition, the Company declared a quarterly cash dividend of $0.09 per share on March 26, 2001. The dividend was paid on April 20, 2001 to stockholders of record as of the close of business on April 6, 2001. These reductions of stockholders' equity were partially offset by net income of $3.69 million for the three months ended March 31, 2001.

Comparison of Operating Results for the Three Months Ended March 31, 2001 and
-----------------------------------------------------------------------------
2000
----

Net Income. Net income for the quarter ended March 31, 2001 was $3.69 million compared to a net loss of $4.37 million for the first quarter of 2000. The operating results for the quarter ended March 31, 2001 include a $2.72 million, or 23.88%, increase in net interest income, primarily due to higher net average interest-earning assets and higher asset yields, partially offset by higher liability costs. Net income was also impacted by higher service charge and fee income of $493,000, large security losses recognized during the first quarter of 2000, as well as a first quarter 2000 contribution of securities to SBM Charitable Foundation, Inc.

Net Interest Income. Net interest income increased $2.72 million, or 23.88%, to $14.11 million for the first quarter of 2001 compared to $11.39 million for the first quarter of 2000. The increase was primarily a result of higher interest income from an increase in average interest-earning assets and interest yields on loans and investments, partially offset by an increase in the average cost of funds on interest bearing liabilities and increased average outstanding Advances from Federal Home Loan Bank. Total interest and dividend income increased $3.32 million, or 15.26%, to $25.07 million for the first quarter of 2001 from $21.75 million for the first quarter of 2000. The average yield on interest earning assets increased 39 basis points to 7.42% for the three months ended March 31, 2001 from 7.03% for the three months ended March 31, 2000, due to the higher interest rate environment. Interest income on loans increased $ 1.98 million, or 11.02%, to $19.94 million for the three months ended March 31, 2001 compared to $17.96 million for the three months ended March 31, 2000. The increase was due to a $60.08 million increase in the average balance of loans outstanding and a 34 basis point increase in the average yield on such loans. Interest and dividend income from investment securities, short-term investments and Federal Home Loan Bank stock increased $1.35 million, or 35.71%, to $5.13 million for the three months ended March 31, 2001 compared to $3.78 million for the three months ended March 31, 2000. The increase in interest and dividend income from investment securities, short-term investments and Federal Home Loan Bank stock was due to an increase in the average balance of $54.40 million, or 19.22%, to $337.51 million for the quarter ended March 31, 2001 as compared to $283.11 million for the quarter ended March 31, 2000. Additionally, the yields on investment securities, short-term investments and Federal Home Loan Bank stock increased 73 basis points to 6.11% for the quarter ended March 31, 2001 as compared to 5.38% for the quarter ended March 31, 2000.

Interest expense increased $615,000, or 5.94%, to $10.97 million for the three months ended March 31, 2001 from $10.35 million for the three months ended March 31, 2000. The increase is primarily due to an increase in average outstanding Advances from the Federal Home Loan Bank of $21.04 million as well as a higher cost of funds on deposits and escrow of 8 basis points. Overall average interest bearing liabilities increased $33.26 million comparing the first quarter of 2001 to the first quarter of 2000. The overall cost of funds for interest-bearing liabilities for the first quarter of 2001 was 4.13% as compared to 4.03% for the first quarter of 2000.

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

                                                                  For the Three Months Ended March 31,
                                            ---------------------------------------------------------------------------------
                                                             2001                                      2000
                                            ---------------------------------------   ---------------------------------------
                                                                          Average                                  Average
                                              Average                      Yield/        Average                    Yield/
                                              Balance       Interest        Rate         Balance      Interest       Rate
                                            -----------   -----------   -----------   -----------   -----------   -----------
Interest-earning assets:                                                   (Dollars in thousands)
  Loans (1):
    Real estate                             $   791,653   $    15,041          7.60%  $   748,921   $    13,556          7.24%
    Consumer                                     79,997         1,644          8.22        73,621         1,459          7.93
    Commercial                                  146,671         3,258          9.01       135,700         2,946          8.80
                                            -----------   -----------                 -----------   -----------
      Total loans                             1,018,321        19,943          7.85       958,242        17,961          7.51
                                            -----------   -----------                 -----------   -----------
  Mortgage-backed securities (2)                 77,594         1,428          7.36        40,531           674          6.65
  Investment securities (3):
    U.S. Government and
      agency obligations                         82,804         1,342          6.57        82,896         1,184          5.79
    Corporate securities                         58,111         1,012          6.97        37,922           623          6.57
    Marketable equity securities                 44,305           237          2.14        48,392           220          1.82
    Other equity securities                         432             -             -           432             -             -
    Asset-backed securities                      31,923           497          6.23        16,756           260          6.21
  Other interest-bearing assets
    Federal Home Loan Bank stock                  6,673           134          8.03         5,942            99          6.66
    Federal funds sold                           35,665           481          5.47        50,242           724          5.84
                                            -----------   -----------                 -----------   -----------
      Total interest-earning assets           1,355,828   $    25,074          7.42%    1,241,355   $    21,745          7.03%
                                                          ===========                               ===========
  Noninterest-earning assets                     26,941                                    37,270
                                            -----------                               -----------
      Total assets                          $ 1,382,769                               $ 1,278,625
                                            ===========                               ===========
Interest-bearing liabilities:
  Deposits:
    NOW accounts                            $   119,444   $       212          0.72%  $   111,319   $       393         1.43%
    Savings and money market accounts           297,918         1,881          2.56       295,751         1,964          2.69
    Certificates of deposit                     445,373         6,414          5.84       444,765         5,724          5.22
    Escrow deposits                               5,445            41          3.05         4,863           183         15.26
                                            -----------   -----------   -----------   -----------   -----------   -----------
      Total interest-bearing-deposits           868,180         8,548          3.99       856,698         8,264          3.91
  Short-term borrowed funds                      99,495           775          3.16        98,768           785          3.22
  Advances from Federal
    Home Loan Bank                              107,822         1,642          6.18        86,775         1,302          6.09
                                            -----------   -----------                 -----------   -----------
      Total interest-bearing liabilities      1,075,497   $    10,965          4.13%    1,042,241   $    10,351          4.03%
                                                          ===========                               ===========
  Noninterest-bearing liabilities                74,388                                    88,740
                                            -----------                               -----------
      Total liabilities                       1,149,885                                 1,130,981
  Stockholders' equity                          232,884                                   147,644
                                            -----------                               -----------
      Total liabilities and
        stockholders' equity                $ 1,382,769                               $ 1,278,625
                                            ===========                               ===========
  Net interest-earning assets               $   280,331                               $   199,114
                                            ===========                               ===========
  Net interest income                                     $    14,109                               $    11,394
                                                          ===========                               ===========
  Interest rate spread (4)                                                     3.29%                                     3.00%
  Net interest margin (5)                                                      4.14%                                     3.65%
  Ratio of interest-earning
    assets to interest-
    bearing liabilities                                                      126.07%                                   119.10%

----------
(1) Balances are net of undisbursed proceeds of construction loans in process and include nonperforming loans.
(2)  Represents mortgage-backed securities available for sale at market value.
(3)  Represents investment securities available for sale at market value.
(4) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

                                           For the Three Months Ended
                                                 March 31, 2001
                                             Compared to the Three
                                           Months Ended March 31, 2000
                                           Increase (Decrease)
                                                Due to
                                      Rate      Volume      Rate/Vol      Net
                                     ------     ------      --------    --------
Interest-earning assets:                         (In thousands)
  Loans:
    Real estate                      $  673     $  774      $     38    $ 1,485
    Consumer                             54        126             5        185
    Commercial                           68        238             6        312
                                     ------     ------      --------    --------
       Total loans                      795      1,138            49      1,982
  Mortgage-backed securities             72        616            66        754
  Investment securities                 211        349            33        593
                                     ------     ------      --------    --------
    Total interest-earning assets     1,078      2,103           148      3,329
                                     ------     ------      --------    --------

Interest-bearing liabilities:
  Deposits:
    NOW accounts                       (195)        28           (14)      (181)
    Savings accounts                    (97)        15            (1)       (83)
    Certificates of deposit             681          8             1        690
    Other                              (146)        22           (18)      (142)
                                     ------     ------      --------    --------
       Total deposits                   243         73           (32)       284
  Short-term borrowed funds             (16)         6             -        (10)
  Advances from Federal Home
    Bank                                 20        315             5        340
                                     ------     ------      --------    --------
       Total interest-bearing
          liabilities                   247        394           (27)       614
                                     ------     ------      --------    --------
  Increase in net interest income    $  831     $1,709      $    175    $ 2,715
                                     ------     ------      --------    --------

Provision for Loan Losses. The provision for loan losses was $375,000 for the quarter ended March 31, 2001 compared to $225,000 for the quarter ended March 31, 2000. Management increased the provision by $150,000 during the third quarter of 2000 and has maintained it at that level to reflect the continued growth of the Bank's loan portfolio. The allowance for loan losses was 1.17% of total loans and 162.52% of nonperforming loans at March 31, 2001 compared to 1.12% and 104.45%, respectively, at March 31, 2000.

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

Noninterest Income. Noninterest income totaled $2.89 million and $517,000 for the three months ended March 31, 2001 and 2000, respectively. The increase was due to increased service charge and fee income in the first quarter of 2001 and losses on sales of securities taken in the year-earlier period. Service charges and fees were $2.15 million for the three months ended March 31, 2001 compared to $1.66 million for the three months ended March 31, 2000. Income from service charges and fees increased $202,000 due to growth in merchant services operations, $112,000 from increased fees on demand deposit accounts, $107,000 from increased ATM fees, and $69,000 from increased Visa and MasterCard fees. During the first quarter of 2000, the Company sold securities resulting in losses totaling $1.76 million as compared to recognized security gains in the current quarter of $235,000. In the prior year period, the Company restructured its security portfolio in anticipation of becoming a public entity. Other fee income decreased from $576,000 for the three months ended March 31, 2001 to $425,000 for the three months ended March 31, 2000. The decrease was primarily due to a gain taken on the sale of an interest rate cap in March 2000 for $72,000 as well as decreased fees earned from brokerage services of $67,000.

Noninterest Expense. Noninterest expense decreased $7.17 million, or 39.37%, for the three months ended March 31, 2001 from $18.21 million for the three months ended March 31, 2000 to $11.04 million for the three months ended March 31, 2001. The decrease in noninterest expense for the quarter was primarily due to the expense of $8.32 million relating to securities contributed to SBM Charitable Foundation, Inc in connection with the Company's March 2000 initial public offering. Excluding that expense, noninterest expense increased $1.15 million, or 11.63%, from $9.89 million for first quarter 2000 to $11.04 million for first quarter 2001. Pension and other employee benefits increased $707,000, or 49.79%, from $1.42 million for the three months ended March 31, 2000 to $2.13 million for the three months ended March 31, 2001. The increase was due to the granting of restricted stock under the 2000 Stock-based Incentive Plan resulting in a charge of $410,000 in the first quarter of 2001, increased ESOP expense of $141,000 due to a higher average stock price, and an increase in benefit costs for various non-qualified compensation plans. Fees and services increased $573,000, or 62.08%, from $923,000 for the first quarter of 2000 to $1.50 million for the first quarter of 2001. The increase in this category was mainly due to increased legal, director, consulting, courier, and franchise tax fees. Many of these increases resulted directly and indirectly from the conversion from mutual holding company form to stock holding company form.

Provision for Income Taxes. Income tax expense increased $4.05 million from a benefit of $2.15 million for the first quarter of 2000 to an expense of $1.90 million for the quarter ended March 31, 2001. The change resulted from the expense relating to securities contributed to SBM Charitable Foundation, Inc. in connection with the Company's March 2000 initial public offering. The effective tax rate was a provision of 34.00% for the three months ended March 31, 2001 and a benefit of 33.01% for the three months ended March 31, 2000.

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

The Bank's primary investing activities are (1) originating residential one-to four-family mortgage loans and, to a lesser extent, commercial business and real estate loans, multi-family loans, single-family construction loans, home equity loans and lines of credit and consumer loans and (2) investing in mortgage-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposit growth and advances from Federal Home Loan Bank of Boston. During the three months ended March 31, 2001, the Bank's loan originations totaled $91.40 million. For the three months ended March 31, 2001, the Bank purchased investments in mortgage-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations totaling $11.62 million. The Bank experienced a net increase in total deposits of $18.66 million for the three months ended March 31, 2001. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Company closely monitors its liquidity position on a daily basis. If the Company should require additional funds, additional funds are available through advances from Federal Home Loan Bank and through repurchase agreement borrowing facilities.

Outstanding commitments for all loans and unadvanced construction loans and lines of credit totaled $191.66 million at March 31, 2001. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that are scheduled to mature in one year or less from March 31, 2001 totaled $338.65 million. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. Occasionally, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank's historical experience with deposit retention, management believes that a significant portion of its deposits will remain with the Bank.

SBM must satisfy various regulatory capital requirements administered by the federal banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2001, SBM exceeded all of its regulatory capital requirements with a leverage capital level of $176.76 million, or 13.02% of average assets, which is above the required level of $54.30 million, or 4.0%, and total risk-based capital of $188.82 million, or 19.38% of risk weighted assets, which is above the required level of $77.93 million, or 8.0%. SBM is considered "well capitalized" under regulatory guidelines.

On February 7, 2001, the Company and First Federal entered in a definitive agreement under which the Bank will acquire all of the outstanding common stock of First Federal for cash equal to approximately $110.00 million. Immediately after the completion of the acquisition, First Federal will be merged into the Bank. The Board of Directors of the Company expects the transaction to close in the third quarter of 2001. The transaction is subject to approval by the First Federal shareholders and federal and state regulatory agencies. Management expects the effects of the transaction on the liquidity and capital of the Bank to be significant. Management is considering various funding alternatives including the sale of securities or loans as well as the use of FHLB Borrowings. Management will continue to plan for and monitor the liquidity and capital of the Bank as the transaction closing date draws nearer.

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

Impact of New Accounting Standards

In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS No. 140 replaces SFAS No. 125. Certain disclosure provisions required by SFAS No. 140 were effective immediately. Additional requirements related to SFAS No. 140 became effective beginning March 31, 2001. These additional requirements had no effect on the Company's consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
        ----------------------------------------------------------

At March 31, 2001 there have been no material changes in information regarding quantitative and qualitative disclosure about market risk from the information presented as of December 31, 2000 in the Company's Form 10-K.

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

None.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

None.

Item 5. Other Information.
        -----------------

On March 26, 2001, CBS declared a quarterly cash dividend of $0.09 per share on the CBS's outstanding shares of common stock. The dividend was paid on or about April 20, 2001 to stockholders of record as of the close of business on April 6, 2001. This was the first dividend payment since CBS completed its initial public offering in March 2000.

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

     (a)  Exhibits

     3.1  Certificate of Incorporation of Connecticut Bancshares, Inc. (1)
     3.2 Second Amended and Restated Bylaws of Connecticut Bancshares, Inc. (Included herewith)
     4.0  Stock Certificate of Connecticut Bancshares, Inc. (1)
     10.1 Connecticut Bancshares, Inc. 2000 Stock-Based Incentive Plan (2)
     11.0 Computation of Per Share Earnings (Incorporated by reference in Part I, hereto)

----------
     (1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-90865.
     (2) Incorporated by reference into this document from the Registrant's Proxy Statements dated August 18, 2000 and April 2, 2001 and filed with the Securities and Exchange Commission on August 18, 2000 and April 2, 2001, respectively.

     (b)  Reports on Form 8-K

          None.

CONFORMED

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CONNECTICUT BANCSHARES, INC.


Dated: April 30, 2001      By: /s/ Richard P. Meduski
                               -------------------------------
                               Richard P. Meduski
                               President and Chief Executive Officer
                               (principal executive officer)

Dated: April 30, 2001      By: /s/ Michael J. Hartl
                               -------------------------------
                               Michael J. Hartl
                               Senior Vice President and Chief Financial Officer (principal financial and accounting officer)