Form 10-Q
period 2001-06-30
CONNECTICUT BANCSHARES INC/DE
filed 2001-08-10
CIK 1097882

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 0-28389


                          CONNECTICUT BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                                06-1564613
----------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer
                                                                     Identification No.)

923 Main Street, Manchester, Connecticut                               06040
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the Issuer had 11,232,000 shares of common stock, par value $0.01 per share, outstanding as of August 10, 2001.

CONNECTICUT BANCSHARES, INC.
FORM 10-Q

INDEX

                                                                                              Page
                                                                                              ----
PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statements of Condition as of
           June 30, 2001 and December 31, 2000 (unaudited) ..................................    2

           Condensed Consolidated Statements of Operations for the Three
           Months Ended June 30, 2001 and 2000 (unaudited) ..................................    3

           Condensed Consolidated Statements of Operations for the Six
           Months Ended June 30, 2001 and 2000 (unaudited) ..................................    4

           Condensed Consolidated Statement of Changes in Stockholders' Equity
           for the Six Months Ended June 30, 2001 (unaudited) ...............................    5

           Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2001 and 2000 (unaudited) ..............................    6

           Notes to Condensed Consolidated Financial Statements (unaudited) .................    7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..............................................   11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk .......................   25

PART II:   OTHER INFORMATION

Item 1.    Legal Proceedings ................................................................   26
Item 2.    Changes in Securities and Use of Proceeds ........................................   26
Item 3.    Defaults Upon Senior Securities ..................................................   26
Item 4.    Submission of Matters to a Vote of Security Holders ..............................   26
Item 5.    Other Information ................................................................   27
Item 6.    Exhibits and Reports on Form 8-K .................................................   27

SIGNATURES ..................................................................................   28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Condition
(Dollars in thousands)

                                                                      June 30,     December 31,
ASSETS                                                                  2001          2000
                                                                   -------------  -------------
                                                                           (unaudited)
Cash and cash equivalents                                           $    74,912    $    64,797
Securities available for sale (cost of $254,476 at June 30,
   2001 and $287,830 at December 31, 2000)                              270,165        308,081
Loans held for sale                                                         898            290
Loans, net                                                            1,053,173        995,764
Federal Home Loan Bank Stock, at cost                                     7,492          6,654
Premises and equipment, net                                              13,475         13,197
Accrued interest receivable                                               8,539          8,747
Other real estate owned                                                     100            125
Cash surrender value of life insurance                                   20,049              -
Current and deferred income taxes                                         2,196              -
Intangible assets                                                         1,751          1,967
Other assets                                                              5,435          3,689
                                                                    -----------    -----------

       Total assets                                                 $ 1,458,185    $ 1,403,311
                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                            $   969,531    $   933,370
Short-term borrowed funds                                               109,979        106,493
Mortgagors' escrow accounts                                              10,771          8,896
Advances from Federal Home Loan Bank                                    120,000        100,000
Current and deferred income taxes                                             -            419
Accrued benefits and other liabilities                                   20,524         21,594
                                                                    -----------    -----------

       Total liabilities                                              1,230,805      1,170,772
                                                                    -----------    -----------

Commitments and Contingencies


Stockholders' equity:
   Common stock ($.01 par value; 45,000,000 authorized
     shares; 11,232,000 shares issued and outstanding)                      112            112
   Additional paid-in capital                                           107,424        108,257
   Retained earnings                                                    125,400        119,691
   ESOP unearned compensation                                            (8,375)        (8,685)
   Restricted stock unearned compensation                                (7,379)             -
   Accumulated other comprehensive income                                10,198         13,164
                                                                    -----------    -----------

       Total stockholders' equity                                       227,380        232,539
                                                                    -----------    -----------

       Total liabilities and stockholders' equity                   $ 1,458,185    $ 1,403,311
                                                                    ===========    ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Dollars in thousands, except for per share data)

                                                                 For the Three Months Ended
                                                                ---------------------------
                                                                   June 30,       June 30,
                                                                    2001           2000
                                                                ------------   ------------
                                                                          (unaudited)

Interest and dividend income:
  Interest income on loans                                      $     19,786   $     18,773
  Interest and dividends on investment securities                      5,228          4,949
                                                                ------------   ------------
       Total interest and dividend income                             25,014         23,722
                                                                ------------   ------------
Interest expense:

  Interest on deposits                                                 8,401          8,160
  Interest on short-term borrowed funds                                  764          1,013
  Interest on Advances from Federal Home Loan Bank                     1,666          1,656
                                                                ------------   ------------

       Total interest expense                                         10,831         10,829
                                                                ------------   ------------
Net interest income                                                   14,183         12,893
Provision for loan losses                                                375            225
                                                                ------------   ------------
Net interest income after provision for loan losses                   13,808         12,668
                                                                ------------   ------------
Noninterest income:

  Service charges and fees                                             2,323          1,971
  Gains (losses) on sales of securities, net                              76            (29)
  Gains on mortgage loan sales, net                                      131             51
  Other                                                                  463            431
                                                                ------------   ------------

       Total noninterest income                                        2,993          2,424
                                                                ------------   ------------

Noninterest expense:

  Salaries                                                             3,934          3,972
  Employee benefits                                                    2,112          1,401
  Fees and services                                                    1,170          1,223
  Occupancy, net                                                         760            712
  Furniture and equipment                                                733            717
  Marketing                                                              440            896
  Foreclosed real estate expense                                          28             37
  Net losses (gains) on sales of other real estate owned, net              3            (16)
  Other operating expenses                                             1,492          1,317
                                                                ------------   ------------

       Total noninterest expense                                      10,672         10,259
                                                                ------------   ------------

  Income before provision for income taxes                             6,129          4,833
  Provision for income taxes                                           2,084          1,599
                                                                ------------   ------------

       Net income                                               $      4,045   $      3,234
                                                                ============   ============


Earnings per share:
  Basic                                                         $       0.40   $       0.31
  Diluted                                                       $       0.38   $       0.31

Weighted average shares outstanding:
  Basic                                                            9,994,395     10,355,904
  Diluted                                                         10,593,425     10,355,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Dollars in thousands, except for per share data)

                                                                     For the Six Months Ended
                                                                   -----------------------------
                                                                     June 30,         June 30,
                                                                       2001            2000
                                                                   ------------    ------------
                                                                             (unaudited)
Interest and dividend income:
  Interest income on loans                                         $     39,729    $     36,734
  Interest and dividends on investment securities                        10,359           8,733
                                                                   ------------    ------------
       Total interest and dividend income                                50,088          45,467
                                                                   ------------    ------------

Interest expense:
  Interest on deposits                                                   16,950          16,424
  Interest on short-term borrowed funds                                   1,538           1,798
  Interest on Advances from Federal Home Loan Bank                        3,308           2,958
                                                                   ------------    ------------
       Total interest expense                                            21,796          21,180
                                                                   ------------    ------------

Net interest income                                                      28,292          24,287
Provision for loan losses                                                   750             450
                                                                   ------------    ------------
Net interest income after provision for loan losses                      27,542          23,837
                                                                   ------------    ------------
Noninterest income:
  Service charges and fees                                                4,473           3,629
  Gains (losses) on sales of securities, net                                311          (1,784)
  Gains on mortgage loan sales, net                                         213              90
  Other                                                                     889           1,007
                                                                    ------------    ------------
       Total noninterest income                                           5,886           2,942
                                                                   ------------    ------------


Noninterest expense:
  Salaries                                                                8,021           7,979
  Employee benefits                                                       4,239           2,823
  Fees and services                                                       2,667           2,147
  Occupancy, net                                                          1,582           1,539
  Furniture and equipment                                                 1,494           1,487
  Marketing                                                                 880           1,219
  Foreclosed real estate expense                                             66             151
  Net gains on sales of other real estate owned, net                         (6)            (42)
  Securities contributed to SBM Charitable Foundation, Inc.                  --           8,316
  Other operating expenses                                                2,771           2,847
                                                                   ------------    ------------

       Total noninterest expense                                         21,714          28,466
                                                                   ------------    ------------
  Income (loss) before provision for (benefit from) income taxes         11,714          (1,687)
  Provision for (benefit from) income taxes                               3,983            (553)
                                                                   ------------    ------------
       Net income (loss)                                           $      7,731    $     (1,134)
                                                                   ============    ============

Earnings (loss) per share (1):
  Basic                                                            $       0.76    $      (0.23)
  Diluted                                                          $       0.72    $      (0.23)

Weighted average shares outstanding:
  Basic                                                              10,167,365      10,351,411
  Diluted                                                            10,730,946      10,351,411

(1) Earnings (loss) per share and weighted average shares outstanding shown above for 2000 are calculated for the four months ended June 30, 2000. The Company converted to stock form on March 1, 2000, therefore per share amounts for the first two months of 2000 are not meaningful.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Stockholders' Equity For the Six Months Ended June 30, 2001 (unaudited)

(Dollars in thousands)

                                                                                                Restricted
                                                                                         ESOP      Stock    Accumulated
                                                             Additional                Unearned   Unearned     Other
                                         Common Stock         Paid-In     Retained      Compen-   Compen-  Comprehensive
                                      Shares      Amount      Capital     Earnings      sation     sation     Income        Total
                                     ----------   -------   ---------    ----------   ---------  --------- ------------  ----------
BALANCE, December 31, 2000
        (unaudited)                  11,232,000   $   112   $ 108,257   $  119,691   $  (8,685)  $     --   $  13,164    $  232,539


Granting of restricted stock awards     449,280         4       8,195           --          --     (8,199)         --            --

Funding of trustee repurchase
      of restricted stock              (449,280)       (4)     (9,360)          --          --         --          --        (9,364)

Change in ESOP unearned
      compensation                           --        --         329           --         310         --          --           639

Change in restricted stock
      unearned compensation                  --        --          --           --          --        820          --           820

Accelerated vesting of stock options         --        --           3           --          --         --          --             3

Dividends declared ($0.18 per share)         --        --          --       (2,022)         --         --          --        (2,022)

Comprehensive income:
    Net income                               --        --          --        7,731          --         --          --         7,731
    Change in unrealized gain
      on securities available for
      sale, net of taxes                     --        --          --           --          --         --      (2,966)       (2,966)
                                     ----------   -------   ---------   ----------   ---------   --------   ---------    ----------

 Total comprehensive income                  --        --          --        7,731          --         --      (2,966)        4,765
                                     ----------   -------   ---------   ----------   ---------   --------   ---------    ----------

BALANCE, June 30, 2001
   (unaudited)                       11,232,000   $   112   $ 107,424   $  125,400   $  (8,375)  $ (7,379)  $  10,198    $  227,380
                                     ==========   =======   =========   ==========   =========   ========   =========    ==========

The accompanying notes are an integral part of this unaudited condensed consolidated statement.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(In thousands)

                                                                       For the Six Months Ended
                                                                      --------------------------
                                                                       June 30,        June 30,
                                                                         2001            2000
                                                                      ----------      ----------
                                                                             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                 $   7,731       $  (1,134)
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Securities contributed to SBM Charitable Foundation, Inc.             --           8,316
       Provision for loan losses                                            750             450
       Depreciation                                                       1,230           1,313
       Amortization/accretion -
          Premium on deposits                                               216             216
          (Discount) premium on loans and bonds                            (583)            131
       Net gains on sales of other real estate owned                         (6)            (42)
       Net loss on disposal of fixed assets                                   9              --
       (Gains) losses on sales of securities, net                          (311)          1,784
       Gains on mortgage loan sales, net                                   (213)            (90)
       Deferred income tax benefit                                       (1,018)             --
       Accelerated vesting of stock options                                   3              --
       Change in ESOP unearned compensation                                 639              --
       Change in restricted stock unearned compensation                     820              --
       Changes in operating assets and liabilities -
          Accrued interest receivable                                       208          (1,191)
          Other assets                                                   (1,795)            101
          Other liabilities                                               2,776          (2,007)
                                                                      ---------       ---------

             Net cash provided by operating activities                   10,456           7,847
                                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations and purchases, net of repayments                    (62,632)        (50,588)
  Proceeds from sales of loans                                            3,957           2,799
  Proceeds from maturities of available for sale securities              14,944           6,010
  Proceeds from sales of available for sale securities                   30,901          80,461
  Purchases of available for sale securities                            (35,245)       (175,967)
  Purchases of Federal Home Loan Bank stock                                (838)           (745)
  Proceeds from principal payments of mortgage-
     backed securities                                                   18,790           5,289
  Proceeds from sales of other real estate owned                            152             441
  Purchase of cash surrender value life insurance                       (20,000)             --
  Purchases of premises and equipment                                    (1,517)           (793)
                                                                      ---------       ---------

             Net cash used in investing activities                      (51,488)       (133,093)
                                                                      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                                 --          90,513
  Funding of trustee purchases of restricted stock                       (9,364)             --
  Dividends paid                                                         (1,011)             --
  Net increase in savings, money market, NOW and
     demand deposits                                                     45,098          36,518
  Net decrease in certificates of deposit                                (8,937)        (24,358)
  Net increase in short-term borrowed funds                               3,486          18,964
  Decrease in mortgagors' escrow accounts                                 1,875           3,122
  Increase in advances from Federal Home Loan Bank                       20,000          30,000
                                                                      ---------       ---------

             Net cash provided by financing activities                   51,147         154,759
                                                                      ---------       ---------

             Net increase in cash and cash
                 equivalents                                             10,115          29,513

CASH AND CASH EQUIVALENTS, beginning of period                           64,797          26,678
                                                                      ---------       ---------

CASH AND CASH EQUIVALENTS, end of period                              $  74,912       $  56,191
                                                                      =========       =========

SUPPLEMENTAL INFORMATION:
  Cash paid for -
     Interest and dividends                                           $  21,963       $  21,475
     Income taxes                                                         5,000           1,950
  Non-cash transactions -
     Transfers from loans to other real estate owned                        118             183
     Dividends declared not paid                                          1,011              --

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Financial Statements Presentation

     The accompanying condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for Connecticut Bancshares, Inc. ("CTBS") and subsidiary included in Connecticut Bancshares, Inc.'s Form 10-K for the year ended December 31, 2000. The results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     Principles of consolidation and presentation

     The accompanying condensed consolidated financial statements include the accounts of CTBS and its wholly-owned subsidiary, The Savings Bank of Manchester ("SBM" or the "Bank"), and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

     Business

     CTBS, a Delaware corporation, was organized in October 1999 for the purpose of becoming the holding company for the Bank, upon the conversion of the Bank's former parent mutual holding company, Connecticut Bankshares, M.H.C. ("MHC") from a mutual to stock form of organization (the "Conversion"). The Conversion was completed on March 1, 2000. CTBS used 50% of the net proceeds from the Conversion to buy all of the common stock of SBM and retained the remaining 50%, which primarily were invested in fixed income securities. The Bank, with its main office located in Manchester, Connecticut, operates through twenty-three branches located primarily in eastern Connecticut. The Bank's primary source of income is interest received on loans to customers, which include small and middle market businesses and individuals residing within the Bank's service area.

     On February 7, 2001, the Company and First Federal Savings and Loan Association of East Hartford ("First Federal") entered into a definitive agreement (the "Agreement") under which the Bank will acquire all of the outstanding common stock of First Federal for cash equal to approximately $110.00 million. Immediately after the completion of the acquisition, First Federal will be merged into the Bank. The Company has scheduled the transaction to close on August 31,2001. The transaction has been approved by First Federal shareholders and federal and state regulatory agencies.

     Under certain circumstances, if the Agreement is terminated by the Company for the reasons set forth in the Agreement before consummation of the merger, First Federal may be required to pay the Company cash of $4.50 million plus out-of-pocket expenses.

     On June 25, 2001, CTBS declared a quarterly cash dividend of $0.09 per share on outstanding shares of its common stock. The dividend was paid on July 23, 2001 to stockholders of record as of the close of business on July 9, 2001.

     Earnings per share

     Basic earnings per share represents income available to stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued. Earnings per share data are presented for the three months ended June 30, 2001 and 2000, the six months ended June 30, 2001 and the four months ended June 30, 2000. The Company converted to stock form on March 1, 2000; therefore, per share information for the first two months of 2000 are not meaningful.

     The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except per share amounts):

                                                                                    For the Six        For the Four
                                                For the Three Months Ended          Months Ended       Months Ended
                                             June 30, 2001      June 30, 2000      June 30, 2001      June 30, 2000
                                             -------------      -------------      -------------      -------------
                                                       (unaudited)                           (unaudited)
Net income (loss)                            $       4,045      $       3,234      $       7,731      $      (2,399)
                                             =============      =============      =============      =============

Weighted average shares outstanding:
    Weighted average shares outstanding         11,232,000         11,232,000         11,232,000         11,232,000
    Less: unearned ESOP shares                    (818,523)          (876,096)          (825,969)          (880,589)
    Less: unearned restricted stock               (419,081)                --           (238,666)                --
                                             -------------      -------------      -------------      -------------

              Basic                              9,994,395         10,355,904         10,167,365         10,351,411
                                             =============      =============      =============      =============

Dilutive impact of:
    Stock options                                  179,949                 --            135,813                 --
    Restricted stock                               419,081                 --            427,768                 --
                                             -------------      -------------      -------------      -------------

              Diluted                           10,593,425         10,355,904         10,730,946         10,351,411
                                             =============      =============      =============      =============

Earnings (loss) per share:
              Basic                          $        0.40      $        0.31      $        0.76      $       (0.23)
              Diluted                        $        0.38      $        0.31      $        0.72      $       (0.23)

     Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

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

     In June 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. This statement had no effect on the Company's consolidated financial position or results of operations. The pending acquisition with First Federal will be accounted for under the purchase method of accounting.

     In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangibles." With the adoption of SFAS No. 142, goodwill will no longer be subject to amortization over its estimated useful life, but will be subject to annual assessment for impairment by applying a fair-value-based test. Recognized intangible assets, such as core deposit intangibles, will be amortized over their useful lives. The Company does not have any goodwill as of June 30, 2001. Under the new standard, any goodwill associated with the First Federal acquisition will not be amortized. The Company will continue to amortize existing core deposit intangibles and any core deposit intangibles related to the First Federal acquisition over their estimated useful lives.

     In July 2001, the Securities and Exchange Commission ("SEC"), issued Staff Accounting Bulletin No. 102 ("SAB No. 102") "Selected Loan Loss Methodology and Documentation Issues." SAB No. 102 provides detailed guidance on the development, documentation and application of a systematic methodology in determining an allowance for loan losses. The additional documentation requirements will not have any effect on the Company's financial statements.

     In July 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the Company to recognize material asset retirement obligations. The Company has not yet determined the impact of this statement on the Company's results of operations or financial condition.

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

     In conjunction with the restricted stock awards, the Company established a trust and hired an independent trustee (the "Trustee") to administer and maintain records of the restricted stock awards. From March 8, 2001 to March 30, 2001 the Trustee purchased in the open market 449,280 shares of common stock of the Company for the benefit of the restricted stock award recipients. These shares were purchased during the first quarter of 2001 at prices ranging from $20.13 to $21.13 per share, resulting in an average cost of $20.84 per share.

(4)  LOANS

     Loans are summarized as follows:

                                                 June 30,     December 31,
                                                   2001           2000
                                               -------------  -------------
                                                      (in thousands)
     One-to four-family mortgages               $   612,479    $   586,536
     Construction mortgages                          35,910         32,590
     Commercial and multi-family mortgages          183,022        162,411
     Commercial business loans                      152,523        146,360
     Installment loans                               81,437         79,561
                                               -------------  -------------

     Total loans                                  1,065,371      1,007,458
     Less: Allowance for loan losses                (12,198)       (11,694)
                                               -------------  -------------

       Total loans, net                         $ 1,053,173    $   995,764
                                               =============  =============



     A summary of the allowance for loan losses is as follows:

                                               For the Six       For the
                                               Months Ended     Year Ended
                                                 June 30,      December 31,
                                                   2001            2000
                                               -------------  -------------
                                                      (in thousands)
     Balance, beginning of period               $   11,694     $    10,617
     Provision for loan losses                         750           1,200
     Loans charged off                                (576)           (433)
     Recoveries                                        330             310
                                               -------------  -------------

     Balance, end of period                     $   12,198     $    11,694
                                               =============  =============


     Nonperforming loans were approximately $6.39 million and $6.92 million at June 30, 2001 and December 31, 2000, respectively. Nonperforming assets were approximately $6.49 million and $7.05 million at June 30, 2001 and December 31, 2000, respectively. The Bank had no troubled debt restructurings at either June 30, 2001 or December 31, 2000. Nonperforming loans as a percentage of gross loans was 0.60% and 0.69% at June 30, 2001 and December 31, 2000, respectively. Nonperforming assets as a percentage of total assets was 0.44% and 0.50% at June 30, 2001 and December 31, 2000, respectively.

     The allowance for loan losses as a percentage of total loans was 1.14% and 1.16% at June 30, 2001 and December 31, 2000, respectively. The allowance for loan losses as a percentage of nonperforming loans was 191.04% and 168.96% at June 30, 2001 and December 31, 2000, respectively.

(5)  DEPOSITS

     Deposits were as follows:


                                                                           June 30,           December 31,
                                                                             2001                 2000
                                                                      ---------------      ---------------
                                                                                 (in thousands)
Certificates of Deposit:
  Original maturity of less than one year                              $     112,653        $      94,481
  Original maturity of one year or more                                      260,149              287,596
  Time certificates in denominations of $100,000 or more (1)                  58,100               57,762
                                                                      ---------------      ---------------

    Total certificates of deposit                                            430,902              439,839
                                                                      ---------------      ---------------

Savings accounts                                                             235,202              219,498
Money market accounts                                                         92,669               73,202
Now accounts                                                                 137,505              131,536
Demand deposits                                                               73,253               69,295
                                                                      ---------------      ---------------

    Total deposits                                                     $     969,531        $     933,370
                                                                      ===============      ===============

(1) Deposit balances in excess of $100,000 are not federally insured.



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

The following analysis discusses changes in the financial condition and results of operations for the three and six months ended June 30, 2001 and 2000, and should be read in conjunction with Connecticut Bancshares, Inc. and subsidiary's condensed consolidated financial statements and the notes thereto, appearing elsewhere herein.

Forward Looking Statements

This Form 10-Q contains forward-looking statements that are based on assumptions and describe future plans, strategies and expectations of the Company. These forward looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Subject to applicable laws and regulations, the Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's Form 10-K filing for the year ended December 31, 2000.

General

The Company's results of operations depend primarily on net interest income, which represents the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. The Bank generates noninterest income primarily from fees charged on customers' accounts and fees earned on activities such as investment services provided through a third party registered broker-dealer. The Bank's noninterest expenses primarily consist of employee compensation and benefits, occupancy expense, marketing and other operating expenses. The Company's results of operations are also affected by general economic and competitive conditions, notably changes in market interest rates, government policies and regulations. The Bank exceeded all of its regulatory capital requirements at June 30, 2001.

Comparison of Financial Condition at June 30, 2001 and December 31, 2000
------------------------------------------------------------------------

Total assets increased $54.88 million, or 3.91%, to $1.46 billion at June 30, 2001 as compared to $1.40 billion at December 31, 2000. The increase was primarily due to a $57.41 million increase in net loans, a $20.05 million increase in the cash surrender value of life insurance, and a $10.11 million increase in cash and cash equivalents which were partially offset by a $37.91 million decrease in the investment portfolio. The increase in loans was primarily due to real estate loans, as one-to four-family mortgages increased $25.94 million and commercial and multi-family mortgages increased $20.61 million. Lower mortgage interest rates increased refinancing activity during the first quarter. During June 2001, the Bank purchased $20.00 million in life insurance. Cash and cash equivalents increased and the investment portfolio decreased since the Company is building liquidity in anticipation of the pending acquisition of First Federal. The growth in assets was funded by an increase in deposits of $36.16 million and Advances from Federal Home Loan Bank ("FHLB") of $20.00 million. These increases were partially offset by a decrease in stockholders' equity of $5.16 million, primarily due to unearned compensation associated with the January 2, 2001 restricted stock awards under the Company's 2000 Stock-Based Incentive Plan.

The following table presents the amortized cost and fair value of the Bank's investment securities, by type, at the dates indicated:

                                            At June 30, 2001       At December 31, 2000
                                          ----------------------- -----------------------
                                           Amortized    Fair       Amortized     Fair
                                             Cost       Value         Cost       Value
                                          ----------- ----------- ----------- -----------
                                                           (in thousands)
Debt securities available for sale:
  Asset-backed securities                  $  27,044   $  28,180   $  32,717   $  33,816
  U.S. Government and agency
     obligations                              64,727      67,592      82,068      85,254
  Corporate securities                        51,377      52,876      58,313      59,212
                                          ----------- ----------- ----------- -----------
        Total                                143,148     148,648     173,098     178,282
                                          ----------- ----------- ----------- -----------

Equity securities available for sale:
  Marketable equity securities                35,460      44,425      35,221      49,144
  Other equity securities                        432         432         432         432
                                          ----------- ----------- ----------- -----------
     Total                                    35,892      44,857      35,653      49,576
                                          ----------- ----------- ----------- -----------
     Total debt and equity securities        179,040     193,505     208,751     227,858

Total mortgage-backed securities              75,436      76,660      79,079      80,223

                                          ----------- ----------- ----------- -----------
       Total investment securities         $ 254,476   $ 270,165   $ 287,830   $ 308,081
                                          =========== =========== =========== ===========

Investment securities decreased $37.91 million, or 12.31%, from a fair value of $308.08 million at December 31, 2000 to a fair value of $270.17 million at June 30, 2001. The Company had proceeds from sales of $30.90 million (including net gains of $311,000), maturities of $14.94 million and principal payments of $18.79 million of securities during the six months ended June 30, 2001. The Company also experienced a reduction in unrealized gains on securities of $4.56 million during the six months ended June 30, 2001. Offsetting these reductions were investment purchases of $35.25 million during the six months ended June 30, 2001. The Company reduced its investment securities portfolio to become more liquid to assist in the funding of the pending acquisition of First Federal.

Net loans increased $57.41 million, or 5.77%, from $995.76 million at December 31, 2000 to $1.05 billion at June 30, 2001. Residential mortgages (including residential construction mortgages) increased $27.21 million, or 4.59%, from $592.35 million to $619.56 million due to continued loan demand and an increase in refinancing activity due to lower interest rates. Commercial real estate, commercial construction and business loans increased $28.82 million, or 8.59%, from $335.55 million at December 31, 2000, to $364.37 million at June 30, 2001, primarily due to an increase in commercial mortgage originations. As of June 30, 2001, commercial loans represented 34.20% of the Bank's loan portfolio. Consumer installment loans increased $1.88 million, or 2.36%, from $79.56 million at December 31, 2000 to $81.44 million at June 30, 2001.

Deposits totaled $969.53 million at June 30, 2001, an increase of $36.16 million, or 3.87%, compared to $933.37 million at December 31, 2000. The deposit increase reflects increases in savings and money market accounts of $35.17 million and checking accounts of $9.93 million partially offset by a decrease of $8.94 million in certificates of deposits. The net increase in deposits may be partially due to customers looking for financial stability while the stock markets remain volatile. In addition, the Bank continues to market a short-term transactional repurchase agreement (repo) account to commercial businesses and retail customers. These repo accounts are shown as short-term borrowed funds in the accompanying condensed consolidated statements of condition. Short-term borrowed funds increased $3.49 million, or 3.28%, from $106.49 million to $109.98 million during the first six months of 2001. Advances from the Federal Home Loan Bank increased $20.00 million, or 20.00%, from $100.00 million to $120.00 million as the Company continues to build liquidity for the pending acquisition of First Federal.

Nonperforming assets totaled $6.49 million at June 30, 2001, compared to $7.05 million at December 31, 2000, a decrease of $561,000, or 7.96%. The majority of the decrease in nonperforming assets is in commercial real estate loans, where the balance on a nonperforming loan was paid down by $756,000. Other real estate owned declined $25,000, or 20.00%, from $125,000 to $100,000 during the first six months of 2001 due to the sale of one owned real estate property. Total nonperforming loans as a percentage of gross loans was 0.60% at June 30, 2001 down from 0.69% at December 31, 2000. Total nonperforming assets as a percentage of total assets was 0.44% at June 30, 2001 down from 0.50% at December 31, 2000.

The allowance for loan losses was $12.20 million at June 30, 2001, an increase of $504,000 from the $11.69 million recorded at December 31, 2000. The allowance for loan losses as a percentage of gross loans was 1.14% at June 30, 2001 as compared to 1.16% at December 31, 2000. The allowance for loan losses as a percentage of nonperforming loans was 191.04% at June 30, 2001 up from 168.96% at December 31, 2000. The Bank devotes significant attention to maintaining high loan quality through its underwriting standards, active servicing of loans and aggressive management of nonperforming assets. The allowance for loan losses is maintained at a level estimated by management to provide adequately for possible loan losses which are inherent in the loan portfolio. Possible loan losses are estimated based on a quarterly review of the loan portfolio, loss experience, specific problem loans, economic conditions and other pertinent factors. In assessing risks inherent in the portfolio, management considers the risk of loss on nonperforming and classified loans including an analysis of collateral in each situation. The Banks methodology for assessing the appropriateness of the allowance includes several key elements. Problem loans are identified and analyzed individually to detect specific losses. The loan portfolio is also segmented into pools of loans that are similar in type and risk characteristics (i.e. commercial, consumer and mortgage loans). Loss factors are applied using the Banks historic experience and may be adjusted for significant factors that in management's judgement affect the collectability of the portfolio as of the evaluation date. Additionally, the portfolio is segmented into pools based on internal risk ratings with loss factors applied to each rating category. Other factors considered in determining possible loan losses are:

-     the impact of larger concentrations in the portfolio,
-     trends in loan growth,
- the relationship and trends in recent years of recoveries as a percentage of prior chargeoffs, and
-     peer bank loss experience.

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

The following table sets forth information regarding nonperforming loans and other real estate owned:

                                             June 30,      December 31,
                                               2001            2000
                                           ------------  ----------------
Nonperforming loans:                            (in thousands)
  Real estate:
    One-to four-family                         $   433          $   485
    Commercial and multi-family                  2,929            3,685
                                               -------          -------

      Total real estate loans                    3,362            4,170
  Commercial                                     2,872            2,528
  Consumer                                         151              223
                                               -------          -------

      Total nonperforming loans                  6,385            6,921

Other real estate owned                            100              125
                                               -------          -------

      Total nonperforming assets               $ 6,485          $ 7,046
                                               =======          =======


Total nonperforming loans as a
  percentage of gross loans                       0.60%            0.69%
                                               =======          =======

Total nonperforming assets as a
  percentage of total assets                      0.44%            0.50%
                                               =======          =======


On June 15, 2001 the Bank purchased $20.00 million of life insurance with a cash surrender value of $20.00 million. The life insurance was purchased on key Bank officers. The income earned on these policies will be used to offset the projected cost of the Bank's current and post-retirement benefit plans for all employees.

Total stockholders' equity decreased $5.16 million, or 2.22%, to $227.38 million at June 30, 2001 compared to $232.54 million on December 31, 2000. The decrease is due primarily to the open market purchases of 449,280 shares of the Company's Common Stock to acquire shares for the Company's Restricted Stock Plan. The Company funded the plan trustee's purchase of the shares at market prices during the first quarter of 2001 for a total of $9.36 million. Accumulated other comprehensive income decreased $2.97 million due to declines in the unrealized gains in the Company's investment portfolio. In addition, the Company declared two quarterly cash dividends of $0.09 per share each during the first six months of 2001. These reductions in stockholders' equity were partially offset by net income of $7.73 million for the six months ended June 30, 2001.

Comparison of Operating Results for the Three Months Ended June 30, 2001 and
----------------------------------------------------------------------------
2000
----

Net Income. Net income for the quarter ended June 30, 2001 was $4.05 million compared to net income of $3.23 million for the second quarter of 2000. The operating results for the quarter ended June 30, 2001 include a $1.29 million, or 10.01%, increase in net interest income, primarily due to higher net average interest-earning assets and a lower cost of funds, partially offset by lower asset yields. Net income was also impacted by higher service charge and fee income of $352,000, higher employee benefit expenses of $711,000 and lower marketing costs of $456,000.

Net Interest Income. Net interest income increased $1.29 million, or 10.01%, to $14.18 million for the second quarter of 2001 compared to $12.89 million for the second quarter of 2000. The increase was primarily a result of higher interest income from an increase in average interest-earning assets. Total interest and dividend income increased $1.29 million, or 5.44%, to $25.01 million for the second quarter of 2001 from $23.72 million for the second quarter of 2000. Interest income on loans increased $1.02 million, or 5.43%, to $19.79 million for the three months ended June 30, 2001 compared to $18.77 million for the three months ended June 30, 2000. The increase was due to a $58.11 million increase in the average balance of loans outstanding partially offset by a 3 basis point decrease in the average yield on such loans. Interest and dividend income from investment securities, short-term investments and Federal Home Loan Bank stock increased $279,000, or 5.64%, to $5.23 million for the three months ended June 30, 2001 compared to $4.95 million for the three months ended June 30, 2000. The increase in interest and dividend income from investment securities, short-term investments and Federal Home Loan Bank stock was due to an increase in the average balance of $22.77 million, or 6.94%, to $350.70 million for the quarter ended June 30, 2001 as compared to $327.93 million for the quarter ended June 30, 2000. Partially offsetting this increase, the yields on investment securities, short-term investments and Federal Home Loan Bank stock decreased 7 basis points to 5.97% for the quarter ended June 30, 2001 as compared to 6.04% for the quarter ended June 30, 2000.

Interest expense increased $2,000, or 0.02%, to $10.83 million for the three months ended June 30, 2001. The increase is primarily due to an increase in average deposit balances of $38.41 million and an increase in average outstanding Advances from the Federal Home Loan Bank of $16.11 million. This increase was partially offset by a decrease in the overall cost of funds for interest-bearing liabilities of 16 basis points. The cost of funds for the second quarter of 2001 was 3.88% as compared to 4.04% for the second quarter of 2000.

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

                                                                   For the Three Months Ended June 30,
                                             -----------------------------------------------------------------------------
                                                              2001                                     2000
                                             --------------------------------------    -----------------------------------
                                                                           Average                                Average
                                                Average                     Yield/      Average                    Yield/
                                                Balance     Interest        Rate        Balance      Interest      Rate
                                             -----------    ----------    ---------    ----------   ----------   ---------
Interest-earning assets:                                                 (Dollars in thousands)
  Loans (1):
    Real estate                               $  813,586    $   15,145         7.45%   $  768,536   $   14,078        7.33%
    Consumer                                      80,599         1,529         7.59        76,405        1,563        8.18
    Commercial                                   150,675         3,112         8.28       141,808        3,132        8.86
                                              ----------    ----------                 ----------   ----------
      Total loans                              1,044,860        19,786         7.58       986,749       18,773        7.61
                                              ----------    ----------                 ----------   ----------
  Mortgage-backed securities (2)                  72,253         1,281         7.09        62,816        1,185        7.55
  Investment securities (3):
    U.S. Government and
      agency obligations                          75,546         1,250         6.64        82,154        1,393        6.80
    Corporate securities                          53,751         1,046         7.78        59,959        1,039        6.93
    Marketable equity securities                  45,589           219         1.92        50,484          216        1.71
    Other equity securities                          432            --           --           432           --          --
    Asset-backed securities                       28,543           574         8.04        25,940          427        6.58
  Other interest-bearing assets:
    Federal Home Loan Bank stock                   7,492           119         6.35         6,654          104        6.25
    Federal funds sold                            67,089           739         4.42        39,487          585        5.94
                                              ----------    ----------                 ----------   ----------
      Total interest-earning assets            1,395,555    $   25,014         7.18%    1,314,675   $   23,722        7.23%
                                                            ==========                              ==========
  Noninterest-earning assets                      28,863                                   43,549
                                              ----------                               ----------
      Total assets                            $1,424,418                               $1,358,224
                                              ==========                               ==========
Interest-bearing liabilities:
  Deposits:

    NOW accounts                              $  127,212    $      227         0.72%   $  119,467   $      424        1.42%
    Savings and money market accounts            313,634         1,890         2.42       299,789        2,013        2.69
    Certificates of deposit                      442,474         6,222         5.64       426,086        5,669        5.34
    Escrow deposits                                8,446            62         2.94         8,014           54        2.70
                                              ----------    ----------    ---------    ----------   ----------   ---------
      Total interest-bearing-deposits            891,766         8,401         3.78       853,356        8,160        3.84
  Short-term borrowed funds                      107,838           764         2.84       118,432        1,013        3.43
  Advances from Federal
    Home Loan Bank                               120,000         1,666         5.57       103,890        1,656        6.39
                                              ----------    ----------                 ----------   ----------
      Total interest-bearing liabilities       1,119,604    $   10,831         3.88%    1,075,678   $   10,829        4.04%
                                                            ==========                              ==========
  Noninterest-bearing liabilities                 79,187                                   63,968
                                              ----------                               ----------
      Total liabilities                        1,198,791                                1,139,646
  Stockholders' equity                           225,627                                  218,578
                                              ----------                               ----------
      Total liabilities and
        stockholders' equity                  $1,424,418                               $1,358,224
                                              ==========                               ==========
  Net interest-earning assets                 $  275,951                               $  238,997
                                              ==========                               ==========
  Net interest income                                       $   14,183                              $   12,893
                                                            ==========                              ==========
  Interest rate spread (4)                                                     3.30%                                  3.19%
  Net interest margin (5)                                                      4.07%                                  3.92%
  Ratio of interest-earning
    assets to interest-
    bearing liabilities                                                      124.65%                                122.22%

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

                                                For the Three Months Ended
                                                      June 30, 2001
                                                  Compared to the Three
                                                Months Ended June 30, 2000
                                                    Increase (Decrease)
                                                         Due to
                                          Rate     Volume      Rate/Vol      Net
                                         ------   --------    ----------   -------
Interest-earning assets:                              (In thousands)
  Loans:
    Real estate                          $  228    $   825     $   14      $ 1,067
    Consumer                               (114)        86         (6)         (34)
    Commercial                             (203)       196        (13)         (20)
                                         ------    -------     ------      -------
       Total loans                          (89)     1,107         (5)       1,013
  Mortgage-backed securities                (71)       178        (11)          96
  Investment securities                      67        224       (108)         183
                                         ------    -------     ------      -------
    Total interest-earning assets           (93)     1,509       (124)       1,292
                                         ------    -------     ------      -------

Interest-bearing liabilities:
  Deposits:

    NOW accounts                           (211)        27        (13)        (197)
    Savings accounts                       (206)        93        (10)        (123)
    Certificates of deposit                 323        218         12          553
    Other                                     5          3          -            8
                                         ------    -------     ------      -------
       Total deposits                       (89)       341        (11)         241
  Short-term borrowed funds                (174)       (91)        16         (249)
  Advances from Federal Home
    Bank                                   (214)       257        (33)          10
                                         ------    -------     ------      -------
       Total interest-bearing
          liabilities                      (477)       507        (28)           2
                                         ------    -------     ------      -------
  Increase in net
    interest income                      $  384    $ 1,002     $  (96)     $ 1,290
                                         ======    =======     ======      =======

Provision for Loan Losses. The provision for loan losses was $375,000 for the quarter ended June 30, 2001 compared to $225,000 for the quarter ended June 30, 2000. Management increased the provision by $150,000 during the third quarter of 2000 and has maintained it at that level to reflect the continued growth of the Bank's loan portfolio. Management has also noted that higher fuel and energy costs have affected certain borrower's cash flows, causing an increase in the number of internally classified loans during the first half of 2001. The allowance for loan losses was 1.14% of total loans and 191.04% of nonperforming loans at June 30, 2001 compared to 1.12% and 127.17%, respectively, at June 30, 2000.

Noninterest Income. Noninterest income totaled $2.99 million and $2.42 million for the three months ended June 30, 2001 and 2000, respectively. The increase was primarily due to increased service charge and fee income in the first quarter of 2001 as well as increases in gains on sales of securities and mortgage loans. Service charges and fees were $2.32 million for the three months ended June 30, 2001 compared to $1.97 million for the three months ended June 30, 2000. Income from service charges and fees increased $169,000 from increased fees on demand deposit accounts, $73,000 from increased ATM fees, $51,000 from a lease prepayment penalty and $44,000 due to growth in merchant services operations. During the second quarter of 2001, the Company sold securities resulting in gains of $76,000 as compared to security losses in the second quarter of 2000 of $29,000. During the second quarter of 2001, the Company sold mortgage loans resulting in gains of $131,000 as compared to $51,000 in the second quarter of 2000. Other fee income increased from $431,000 for the three months ended June 30, 2000 to $463,000 for the three months ended June 30, 2001. The increase was primarily due to higher income from Savings Bank Life Insurance sales and earnings on life insurance, partially offset by decreased fees earned from brokerage services.

Noninterest Expense. Noninterest expense increased $413,000, or 4.03%, for the three months ended June 30, 2001 from $10.26 million for the three months ended June 30, 2000 to $10.67 million for the three months ended June 30, 2001. The increase in noninterest expense for the quarter was primarily due to an increase in employee benefit costs and other operating expenses, partially offset by lower marketing costs. Employee benefit costs increased by $711,000 from the year earlier period. The increase was due to the granting of restricted stock under the 2000 Stock-Based Incentive Plan resulting in a charge of $410,000 in the second quarter of 2001, increased health insurance costs of $161,000 and increased ESOP expense of $155,000 due to a higher average stock price. Other operating expenses increased $175,000, or 13.26%, from $1.32 million for the second quarter of 2000 to $1.49 million for the second quarter of 2001. The increase in this category was mainly due to higher annual report expenses and other printing and supply costs. Marketing expenses decreased $456,000 from $896,000 in the second quarter of 2000 to $440,000 for the current quarter. The year earlier period reflects an expenditure for the prior year's television advertising campaign.

Provision for Income Taxes. Income tax expense increased $485,000 from $1.60 million for the second quarter of 2000 to $2.08 million for the quarter ended June 30, 2001. The effective tax rate was 34.00% for the three months ended June 30, 2001 and 33.09% for the three months ended June 30, 2000.


Comparison of Operating Results for the Six Months Ended June 30, 2001 and 2000
-------------------------------------------------------------------------------

Net Income. Net income for the six months ended June 30, 2001 was $7.73 million compared to a net loss of $1.13 million for the six months ended June 30, 2000. The increase over the prior year is mainly due to the first quarter 2000 contribution of securities to SBM Charitable Foundation, Inc. of $8.32 million, large security losses recognized during the first quarter of 2000 and higher net interest income during the first six months of 2001. Net income was also impacted by higher service charge and fee income of $844,000 and higher employee benefit costs of $1.42 million during the first six months of 2001.

Net Interest Income. Net interest income increased $4.00 million, or 16.47%, to $28.29 million for the first six months of 2001 compared to $24.29 million for the first six months of 2000. The increase was primarily a result of higher interest income from an increase in average interest-earning assets and interest yields on loans and investments, partially offset by an increase in the average balance of interest-bearing liabilities. Total interest and dividend income increased $4.62 million, or 10.16%, to $50.09 million for the first half of 2001 from $45.47 million for the first half of 2000. The average yield on interest-earning assets increased 16 basis points to 7.29% for the six months ended June 30, 2001 from 7.13% for the six months ended June 30, 2000. Interest income on loans increased $3.00 million, or 8.17%, to $39.73 million for the six months ended June 30, 2001 compared to $36.73 million for the six months ended June 30, 2000. The increase was due to a $59.17 million increase in the average balance of loans outstanding and a 15 basis point increase in the average yield on such loans. Interest and dividend income from investment securities, short-term investments and Federal Home Loan Bank stock increased $1.63 million, or 18.67%, to $10.36 million for the six months ended June 30, 2001 compared to $8.73 million for the six months ended June 30, 2000. The increase in interest and dividend income from investment securities, short-term investments and Federal Home Loan Bank stock was due to an increase in the average balance of $38.62 million, or 12.64%, to $344.14 million for the six months ended June 30, 2001 as compared to $305.52 million for the six months ended June 30, 2000. Additionally, the yields on investment securities, short-term investments and Federal Home Loan Bank stock increased 30 basis points to 6.04% for the six months ended June 30, 2001 as compared to 5.74% for the six months ended June 30, 2000.

Interest expense increased $616,000, or 2.91%, to $21.80 million for the six months ended June 30, 2001 from $21.18 million for the six months ended June 30, 2000. The increase is primarily due to an increase in the average balance of interest-bearing liabilities. Average interest-bearing deposits increased $25.01 million and average outstanding Advances from the Federal Home Loan Bank increased $18.61 million for the six months ending June 30, 2001 as compared to the six months ending June 30, 2000. Partially offsetting this increase was a lower overall cost of funds. The overall cost of funds for interest-bearing liabilities for the first six months of 2001 was 4.00% as compared to 4.03% for the six months of 2000.

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

                                                                        For the Six Months Ended June 30,
                                                   -----------------------------------------------------------------------------
                                                                   2001                                    2000
                                                   ---------------------------------------   -----------------------------------
                                                                                   Average                              Average
                                                     Average                       Yield/      Average                   Yield/
                                                     Balance      Interest          Rate       Balance     Interest       Rate
                                                   ----------    ----------       --------   ----------   ----------   ---------
Interest-earning assets:                                                          (Dollars in thousands)
  Loans (1):
    Real estate                                    $  802,680    $   30,185         7.52%    $  758,729   $   27,634      7.28%
    Consumer                                           80,300         3,173         7.90         75,013        3,022      8.06
    Commercial                                        148,684         6,371         8.64        138,754        6,078      8.83
                                                   ----------    ----------                  ----------   ----------
      Total loans                                   1,031,664        39,729         7.71        972,496       36,734      7.56
                                                   ----------    ----------                  ----------   ----------
  Mortgage-backed securities (2)                       74,620         2,708         7.26         51,715        1,859      7.19
  Investment securities (3):
    U.S. Government and
      agency obligations                               78,171         2,593         6.69         82,476        2,577      6.30
    Corporate securities                               55,717         2,057         7.38         48,906        1,662      6.80
    Marketable equity securities                       46,472           456         1.96         49,421          436      1.76
    Other equity securities                               432            --           --            432           --        --
    Asset-backed securities                            30,177         1,071         7.10         21,407          687      6.42
  Other interest-bearing assets:
    Federal Home Loan Bank stock                        7,085           253         7.14          6,298          202      6.41
    Federal funds sold                                 51,464         1,221         4.78         44,865        1,310      5.89
                                                   ----------    ----------                  ----------   ----------
      Total interest-earning assets                 1,375,802    $   50,088         7.29%     1,278,016   $   45,467      7.13%
                                                                 ==========                               ==========
  Noninterest-earning assets                           27,908                                    40,755
                                                   ----------                                ----------
      Total assets                                 $1,403,710                                $1,318,771
                                                   ==========                                ==========

Interest-bearing liabilities:
  Deposits:
    NOW accounts                                   $  123,350    $      439         0.72%    $  115,393   $      817      1.43%
    Savings and money market accounts                 305,820         3,772         2.49        297,770        3,987      2.70
    Certificates of deposit                           443,915        12,637         5.74        435,425       11,383      5.27
    Escrow deposits                                     6,954           102         2.96          6,438          237      7.42
                                                   ----------    ----------       ------     ----------   ----------    ------
      Total interest-bearing-deposits                 880,039        16,950         3.88        855,026       16,424      3.87
  Short-term borrowed funds                           103,690         1,538         2.99        108,600        1,798      3.34
  Advances from Federal
    Home Loan Bank                                    113,945         3,308         5.85         95,333        2,958      6.26
                                                   ----------    ----------                  ----------   ----------
      Total interest-bearing liabilities            1,097,674    $   21,796         4.00%     1,058,959   $   21,180      4.03%
                                                                 ==========                               ==========
  Noninterest-bearing liabilities                      76,799                                    76,300
                                                   ----------                                ----------
      Total liabilities                             1,174,473                                 1,135,259
  Stockholders' equity                                229,237                                   183,512
                                                   ----------                                ----------
      Total liabilities and
        stockholders' equity                       $1,403,710                                $1,318,771
                                                   ==========                                ==========
  Net interest-earning assets                      $  278,128                                $  219,057
                                                   ==========                                ==========
  Net interest income                                            $   28,292                               $   24,287
                                                                 ==========                               ==========
  Interest rate spread (4)                                                          3.29%                                 3.10%
  Net interest margin (5)                                                           4.10%                                 3.79%
  Ratio of interest-earning
    assets to interest-
    bearing liabilities                                                           125.34%                               120.69%

______________________
(1) Balances are net of undisbursed proceeds of construction loans in process and include nonperforming loans.
(2) Represents mortgage-backed securities available for sale at market value.
(3) Represents investment securities available for sale at market value.
(4) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

                                             For the Six Months Ended
                                                   June 30, 2001
                                                Compared to the Six
                                            Months Ended June 30, 2000
                                                Increase (Decrease)

                                                 Due to
                                        Rate     Volume     Rate/Vol       Net
                                       ------    -------    --------     -------
Interest-earning assets:                          (In thousands)
  Loans:
    Real estate                        $   898    $ 1,601    $    52    $ 2,551

    Consumer                               (58)       213         (4)       151
    Commercial                            (132)       435        (10)       293
                                       -------    -------    -------    -------
       Total loans                         708      2,249         38      2,995
  Mortgage-backed securities                18        823          8        849
  Investment securities                    201        571          5        777
                                       -------    -------    -------    -------
    Total interest-earning assets          927      3,643         51      4,621
                                       -------    -------    -------    -------
Interest-bearing liabilities:
  Deposits:

    NOW accounts                          (406)        56        (28)      (378)
    Savings accounts                      (314)       108         (9)      (215)
    Certificates of deposit              1,012        222         20      1,254
    Other                                 (143)        19        (11)      (135)
                                       -------    -------    -------    -------
       Total deposits                      149        405        (28)       526

  Short-term borrowed funds               (187)       (81)         8       (260)
  Advances from Federal Home
    Bank                                  (190)       577        (37)       350
                                       -------    -------    -------    -------
       Total interest-bearing
          liabilities                     (228)       901        (57)       616
                                       -------    -------    -------    -------
  Increase in net
    interest income                    $ 1,155    $ 2,742    $   108    $ 4,005
                                       =======    =======    =======    =======

Provision for Loan Losses. The provision for loan losses was $750,000 for the six months ended June 30, 2001 compared to $450,000 for the six months ended June 30, 2000. Management increased the provision by $150,000 during the third quarter of 2000 and has maintained it at that level to reflect the continued growth of the Bank's loan portfolio. Management has also noted that higher fuel and energy costs have affected certain borrower's cash flows, causing an increase in the number of internally classified loans during the first half of 2001. The allowance for loan losses was 1.14% of total loans and 191.04% of nonperforming loans at June 30, 2001 compared to 1.12% and 127.17%, respectively at June 30, 2000.

Noninterest Income. Noninterest income totaled $5.89 million and $2.94 million for the six months ended June 30, 2001 and 2000, respectively. The increase was due to increased service charge and fee income in the first six months of 2001 and losses on sales of securities in the year earlier period. Service charges and fees were $4.47 million for the six months ended June 30, 2001 compared to $3.63 million for the six months ended June 30, 2000. Income from service charges and fees increased $281,000 due to increased fees on demand deposit accounts, $245,000 due to growth in merchant services operations, $181,000 from increased ATM fees, and $135,000 from increased Visa and MasterCard fees. During the first six months of 2000, the Company sold securities resulting in net losses of $1.78 million as compared to security gains in the current six-month period of $311,000. In the prior year period, the Company restructured its security portfolio in anticipation of becoming a public entity. Gains on sales of mortgage loans increased from $90,000 for the first half of 2000 to $213,000 for the first half of 2001. Other fee income decreased from $1.01 million for the six months ended June 30, 2000 to $889,000 for the six months ended June 30, 2001. The decrease was primarily due to lower fees earned from brokerage services of $151,000 partially offset by higher income from the purchase of life insurance of $49,000.

Noninterest Expense. Noninterest expense decreased $6.76 million, or 23.74%, for the six months ended June 30, 2001 from $28.47 million for the six months ended June 30, 2000 to $21.71 million for the six months ended June 30, 2001. The decrease in noninterest expense for the first half of 2001 was primarily due to the expense of $8.32 million of securities contributed to SBM Charitable Foundation, Inc in connection with the Company's March 2000 initial public offering. Excluding that expense, noninterest expense increased $1.56 million, or 7.74%, from $20.15 million for first six months of 2000 to $21.71 million for first six months of 2001. Pension and other employee benefits increased $1.42 million, or 50.35%, from $2.82 million for the six months ended June 30, 2000 to $4.24 million for the six months ended June 30, 2001. The increase was due to the granting of restricted stock under the 2000 Stock-Based Incentive Plan resulting in a charge of $820,000 in the first half of 2001, increased ESOP expense of $295,000 due to a higher average stock price, and an increase in health insurance costs of $297,000. Fees and services increased $520,000, or 24.19%, from $2.15 million for the first six months of 2000 to $2.67 million for the first six months of 2001. The increase in this category was mainly due to increased legal, director, consulting, courier and franchise tax fees. Many of these increases resulted directly and indirectly from the conversion from mutual holding company form to stock holding company form. Marketing expenses decreased $339,000 from $1.22 million in the first half of 2000 to $880,000 for the current six-month period. The year earlier period reflects an expenditure for the prior year's television advertising campaign.

Provision for Income Taxes. Income tax expense increased $4.53 million from a benefit of $553,000 for the first six months of 2000 to a provision of $3.98 million for the six months ended June 30, 2001. The effective tax rate was a provision of 34.00% for the six months ended June 30, 2001 and a benefit of 32.78% for the six months ended June 30, 2000.

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

The Company's primary investing activities are (1) originating residential one-to four-family mortgage loans and, to a lesser extent, commercial business and real estate loans, multi-family loans, single-family construction loans, home equity loans and lines of credit and consumer loans and (2) investing in mortgage-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposit growth and Advances from Federal Home Loan Bank of Boston. During the six months ended June 30, 2001, the Bank's loan originations, net of repayments, totaled $62.63 million. For the six months ended June 30, 2001, the Bank purchased investments in mortgage-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations totaling $35.25 million. The Bank experienced a net increase in total deposits of $36.16 million for the six months ended June 30, 2001. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Company closely monitors its liquidity position on a daily basis. If the Company should require additional funds, additional funds are available through Advances from the Federal Home Loan Bank and through repurchase agreement borrowing facilities.

Outstanding commitments for all loans and unadvanced construction loans and lines of credit totaled $193.06 million at June 30, 2001. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that are scheduled to mature in one year or less from June 30, 2001 totaled $308.11 million. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. Occasionally, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank's historical experience with deposit retention, management believes that a significant portion of its deposits will remain with the Bank.

SBM must satisfy various regulatory capital requirements administered by the federal banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2001, SBM exceeded all of its regulatory capital requirements with a leverage capital level of $181.96 million, or 13.04% of average assets, which is above the required level of $55.80 million, or 4.0%, and total risk-based capital of $194.16 million, or 18.85% of risk weighted assets, which is above the required level of $82.40 million, or 8.0%. SBM is considered "well capitalized" under regulatory guidelines.

On February 7, 2001, the Company and First Federal entered in a definitive agreement under which the Bank will acquire all of the outstanding common stock of First Federal for cash equal to approximately $110.00 million. Immediately after the completion of the acquisition, First Federal will be merged into the Bank. The Company has scheduled the transaction to close on August 31, 2001. The transaction has been approved by First Federal shareholders and federal and state regulatory agencies. Management expects the effects of the transaction on the liquidity and capital of the Bank to be significant. Management has built up significant liquidity in its balance sheet. Management expects to fund the difference between its current liquidity and the purchase price with additional short-term Advances from the Federal Home Loan Bank of Boston. Management will continue to plan for and monitor the liquidity and capital of the Company as the transaction closing date draws nearer.

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

In June 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. This statement had no effect on the Company's consolidated financial position or results of operations. The pending acquisition with First Federal will be accounted for under the purchase method of accounting.

In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangibles." With the adoption of SFAS No. 142, goodwill will no longer be subject to amortization over its estimated useful life, but will be subject to annual assessment for impairment by applying a fair-value-based test. Recognized intangible assets, such as core deposit intangibles, will be amortized over their useful lives. The Company does not have any goodwill as of June 30, 2001. Under the new standard, any goodwill associated with the First Federal acquisition will not be amortized. The Company will continue to amortize existing core deposit intangibles and any core deposit intangibles related to the First Federal acquisition over their estimated useful lives.


In July 2001, the Securities and Exchange Commission ("SEC"), issued Staff Accounting Bulletin No. 102 ("SAB No. 102") "Selected Loan Loss Methodology and Documentation Issues." SAB No. 102 provides detailed guidance on the development, documentation and application of a systematic methodology in determining an allowance for loan losses. The additional documentation requirements will not have any effect on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the Company to recognize material asset retirement obligations. The Company has not yet determined the impact of this statement on the Company's results of operations or financial condition.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.
        -----------------------------------------------------------

At June 30, 2001 there have been no material changes in information regarding quantitative and qualitative disclosure about market risk from the information presented as of December 31, 2000 in the Company's Form 10-K.

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

None.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

          a. An annual meeting of shareholders of the Company was held on May 14, 2001 (the "Annual Meeting").
          b.   Not applicable.
          c. There were 11,232,000 shares of Common Stock of the Company eligible to be voted at the Annual Meeting and 9,647,337 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

               1.   Election of directors for a three-year term.

                    Director Nominees Elected
                    For Three Year Term:               For             Withheld
                    -----------------------            ---             --------

                    Richard P. Meduski                 9,012,319       635,018
                    John G. Sommers                    9,011,175       636,162
                    Thomas E. Toomey                   9,011,003       636,334

               2. The ratification of amendments to the Connecticut Bancshares, Inc. 2000 Stock-Based Incentive Plan.

                    For          Against          Abstain      Broker Non-Votes
                    ---          -------          -------      ----------------
                    8,574,685    895,826          97,156        79,670

               3. The ratification of the appointment of Arthur Andersen LLP as independent auditors of Connecticut Bancshares, Inc. for the fiscal year ending December 31, 2001.

                    For                 Against           Abstain
                    ---                 -------           -------
                    9,321,426           164,279           72,948

          d.   Not applicable.

Item 5.   Other Information.
          -----------------

          On June 25, 2001, CTBS declared a quarterly cash dividend of $0.09 per share on outstanding shares of its common stock. The dividend was paid on July 23, 2001 to stockholders of record as of the close of business on July 9, 2001.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          (a)  Exhibits

          3.1  Certificate of Incorporation of Connecticut Bancshares, Inc. (1)
          3.2 Second Amended and Restated Bylaws of Connecticut Bancshares, Inc. (2)
          4.0  Stock Certificate of Connecticut Bancshares, Inc. (1)
          11.0 Computation of Per Share Earnings (Incorporated by reference in
               Part I, hereto)

----------
(1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-90865.
(2) Incorporated by reference into this document from the Quarterly Report on Form 10-Q dated March 31, 2001 and filed with the Securities and Exchange Commission on May 4, 2001.

(b)  Reports on Form 8-K

     None.

CONFORMED

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CONNECTICUT BANCSHARES, INC.


Dated: August 10, 2001    By:  /s/ Richard P. Meduski
                               --------------------------------
                               Richard P. Meduski
                               President and Chief Executive Officer
                               (principal executive officer)

Dated: August 10, 2001    By:  /s/ Michael J. Hartl
                               --------------------------------
                               Michael J. Hartl
                               Senior Vice President and Chief Financial Officer
                               (principal financial and accounting officer)