Form 10-Q
period 2001-09-30
CONNECTICUT BANCSHARES INC/DE
filed 2001-11-09
CIK 1097882

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the Issuer had 11,232,000 shares of common stock, par value $0.01 per share, outstanding as of November 4, 2001.

CONNECTICUT BANCSHARES, INC.
FORM 10-Q

INDEX

                                                                                                            Page
                                                                                                            ----
PART I:        FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Statements of Condition as of
          September 30, 2001 and December 31, 2000 (unaudited) .............................................   1

          Condensed Consolidated Statements of Operations for the Three
          Months Ended September 30, 2001 and 2000 (unaudited) .............................................   2

          Condensed Consolidated Statements of Operations for the Nine
          Months Ended September 30, 2001 and 2000 (unaudited) .............................................   3

          Condensed Consolidated Statement of Changes in Stockholders' Equity
          for the Nine Months Ended September 30, 2001 (unaudited) .........................................   4

          Condensed Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 2001 and 2000 (unaudited) ........................................   5

          Notes to Condensed Consolidated Financial Statements (unaudited) .................................   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..............................................................  14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk .......................................  30

PART II:       OTHER INFORMATION

Item 1.   Legal Proceedings ................................................................................  31
Item 2.   Changes in Securities and Use of Proceeds ........................................................  31
Item 3.   Defaults Upon Senior Securities ..................................................................  31
Item 4.   Submission of Matters to a Vote of Security Holders ..............................................  31
Item 5.   Other Information ................................................................................  31
Item 6.   Exhibits and Reports on Form 8-K .................................................................  31

SIGNATURES .................................................................................................  33

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Condition
(Dollars in thousands)

                                                                            September 30,       December 31,
ASSETS                                                                          2001               2000
                                                                            -------------      -------------
                                                                                      (unaudited)
Cash and cash equivalents                                                   $     50,704       $    64,797
Securities available for sale (cost of $811,783 at September 30,
     2001 and $287,830 at December 31, 2000)                                     834,038           308,081
Loans held for sale                                                                  318               290
Loans, net                                                                     1,366,418           995,764
Federal Home Loan Bank Stock, at cost                                             30,783             6,654
Premises and equipment, net                                                       18,227            13,197
Accrued interest receivable                                                       13,862             8,747
Other real estate owned                                                               70               125
Cash surrender value of life insurance                                            40,797                 -
Current and deferred income taxes                                                  2,634                 -
Goodwill                                                                          19,970                 -
Other intangible assets                                                           13,642             1,967
Other assets                                                                      23,324             3,689
                                                                            ------------       -----------
               Total assets                                                 $  2,414,787       $ 1,403,311
                                                                            ============       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                    $  1,585,470       $   933,370
Short-term borrowed funds                                                        119,833           106,493
Mortgagors' escrow accounts                                                        6,288             8,896
Advances from Federal Home Loan Bank                                             436,258           100,000
Current and deferred income taxes                                                      -               419
Accrued benefits and other liabilities                                            35,091            21,594
                                                                            ------------       -----------
               Total liabilities                                               2,182,940         1,170,772
                                                                            ------------       -----------
Commitments and Contingencies

Stockholders' equity:
     Common stock ($.01 par value; 45,000,000 authorized
       shares; 11,232,000 shares issued and outstanding)                             112               112
     Additional paid-in capital                                                  108,077           108,257
     Retained earnings                                                           124,207           119,691
     ESOP unearned compensation                                                   (8,220)           (8,685)
     Restricted stock unearned compensation                                       (6,795)                -
     Accumulated other comprehensive income                                       14,466            13,164
                                                                            ------------       -----------
               Total stockholders' equity                                        231,847           232,539
                                                                            ------------       -----------
               Total liabilities and stockholders' equity                   $  2,414,787       $ 1,403,311
                                                                            ============       ===========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Dollars in thousands, except for per share data)

                                                                   For the Three Months Ended
                                                                --------------------------------
                                                                 September 30,      September 30,
                                                                     2001               2000
                                                                --------------      ------------
                                                                           (unaudited)
Interest and dividend income:
  Interest income on loans                                        $     21,870      $     19,577
  Interest and dividends on investment securities                        7,665             4,935
                                                                  ------------      ------------
       Total interest and dividend income                               29,535            24,512
                                                                  ------------      ------------
Interest expense:
  Interest on deposits                                                   9,090             8,439
  Interest on short-term borrowed funds                                    750               958
  Interest on Advances from Federal Home Loan Bank                       3,375             1,884
                                                                  ------------      ------------
       Total interest expense                                           13,215            11,281
                                                                  ------------      ------------
Net interest income                                                     16,320            13,231
Provision for loan losses                                                  875               375
                                                                  ------------      ------------
Net interest income after provision for loan losses                     15,445            12,856
                                                                  ------------      ------------
Noninterest income:
  Service charges and fees                                               2,430             2,037
  (Losses) gains on sales of securities, net                              (230)              794
  Other than temporary impairment of securities (Note 6)                (3,916)                -
  Gains on mortgage loan sales, net                                         76               118
  Other                                                                    761               468
                                                                  ------------      ------------
       Total noninterest (loss) income                                    (879)            3,417
                                                                  ------------      ------------

Noninterest expense:
  Salaries                                                               4,444             4,005
  Employee benefits                                                      2,217             1,506
  Director and employee retirement expenses (Notes 3 and 7)              1,419                 -
  Fees and services                                                      1,336             1,308
  Relocation and branch closing costs (Note 8)                             872                 -
  Occupancy, net                                                           815               752
  Furniture and equipment                                                  784               722
  Amortization                                                             503               108
  Marketing                                                                440               219
  Foreclosed real estate expense                                            44                53
  Net (gains) losses on sales of other real estate owned, net              (21)                2
  Other operating expenses                                               1,671             1,327
                                                                  ------------      ------------
       Total noninterest expense                                        14,524            10,002
                                                                  ------------      ------------
  Income before provision for income taxes                                  42             6,271
  Provision for income taxes                                                 -             2,073
                                                                  ------------      ------------
       Net income                                                 $         42      $      4,198
                                                                  ------------      ------------
Earnings per share:
  Basic                                                           $       0.00      $       0.40
  Diluted                                                         $       0.00      $       0.40

Weighted average shares outstanding:
  Basic                                                             10,031,410        10,370,880
  Diluted                                                           10,647,938        10,370,880


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Dollars in thousands, except for per share data)

                                                                                      For the Nine Months Ended
                                                                                -------------------------------------
                                                                                  September 30,       September 30,
                                                                                      2001                2000
                                                                                ----------------    -----------------
                                                                                            (unaudited)
Interest and dividend income:
 Interest income on loans                                                         $     61,599        $     56,311
 Interest and dividends on investment securities                                        18,023              13,668
                                                                                  ------------        ------------
     Total interest and dividend income                                                 79,622              69,979
                                                                                  ------------        ------------
Interest expense:
 Interest on deposits                                                                   26,039              24,862
 Interest on short-term borrowed funds                                                   2,288               2,756
 Interest on Advances from Federal Home Loan Bank                                        6,683               4,843
                                                                                  ------------        ------------
     Total interest expense                                                             35,010              32,461
                                                                                  ------------        ------------
Net interest income                                                                     44,612              37,518
Provision for loan losses                                                                1,625                 825
                                                                                  ------------        ------------
Net interest income after provision for loan losses                                     42,987              36,693
                                                                                  ------------        ------------
Noninterest income:
 Service charges and fees                                                                6,903               5,666
 Gains (losses) on sales of securities, net                                                 81                (990)
 Other than temporary impairment of securities (Note 6)                                 (3,916)                  -
 Gains on mortgage loan sales, net                                                         290                 207
 Other                                                                                   1,649               1,475
                                                                                  ------------        ------------
     Total noninterest income                                                            5,007               6,358
                                                                                  ------------        ------------

Noninterest expense:
 Salaries                                                                               12,464              11,985
 Employee benefits                                                                       6,456               4,328
 Director and employee retirement expenses (Notes 3 and 7)                               1,419                   -
 Fees and services                                                                       4,003               3,454
 Relocation and branch closing costs (Note 8)                                              872                   -
 Occupancy, net                                                                          2,397               2,291
 Furniture and equipment                                                                 2,278               2,209
 Amortization                                                                              719                 324
 Marketing                                                                               1,320               1,438
 Foreclosed real estate expense                                                            111                 204
 Net gains on sales of other real estate owned, net                                        (27)                (40)
 Securities contributed to SBM Charitable Foundation, Inc.                                   -               8,316
 Other operating expenses                                                                4,226               3,958
                                                                                  ------------        ------------
     Total noninterest expense                                                          36,238              38,467
                                                                                  ------------        ------------
 Income before provision for income taxes                                               11,756               4,584
 Provision for income taxes                                                              3,983               1,520
                                                                                  ------------        ------------
     Net income                                                                   $      7,773        $      3,064
                                                                                  ============        ============
Earnings per share (1):
 Basic                                                                            $       0.77        $       0.17
 Diluted                                                                          $       0.73        $       0.17

Weighted average shares outstanding:
 Basic                                                                              10,121,549          10,359,648
 Diluted                                                                            10,705,598          10,359,648

(1) Earnings per share and weighted average shares outstanding shown above for 2000 are calculated for the seven months ended September 30, 2000. The Company converted to stock form on March 1, 2000, therefore per share amounts for the first two months of 2000 are not meaningful.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Stockholders' Equity For the Nine Months Ended September 30, 2001 (unaudited)
(Dollars in thousands)

                                                                                                                        Restricted
                                                                                                            ESOP          Stock
                                                                              Additional                  Unearned       Unearned
                                                      Common Stock             Paid-In        Retained     Compen-        Compen-
                                                 Shares           Amount       Capital        Earnings     sation         sation
                                                -----------  ------------    -----------     ---------    ---------     ----------
BALANCE, December 31, 2000
 (unaudited)                                      11,232,000  $       112     $  108,257     $ 119,691    $   (8,685)   $         -

 Granting of restricted stock awards                 460,512            5          8,470             -             -         (8,199)

 Funding of trustee repurchase
   of restricted stock                              (460,512)          (5)        (9,615)            -             -              -

 Change in ESOP unearned
   compensation                                            -            -            539             -           465              -

 Change in restricted stock
   unearned compensation                                   -            -              -             -             -          1,230

 Granting of stock options to former
   Chairman of the Board                                   -            -            266             -             -              -

 Accelerated vesting of restricted stock                   -            -             40             -             -            174

 Accelerated vesting of stock options                      -            -            120             -             -              -

 Dividends declared ($0.29 per share)                      -            -              -        (3,257)            -              -

 Comprehensive income:
  Net income                                               -            -              -         7,773             -              -
  Change in unrealized gain
   on securities available for
   sale, net of taxes                                      -            -              -             -             -              -
                                                ------------  -----------    -----------     ---------    ----------    -----------
 Total comprehensive income                                -            -              -         7,773             -              -
                                                ------------  -----------    -----------     ---------    ----------    -----------
BALANCE, September 30, 2001                       11,232,000  $       112    $   108,077     $ 124,207    $   (8,220)   $    (6,795)
                                                ============  ===========    ===========     =========    ==========    ===========
 (unaudited)

                                                      Accumulated
                                                         Other
                                                     Comprehensive
                                                        Income         Total
                                                     -------------   ---------

BALANCE, December 31, 2000
 (unaudited)                                            $ 13,164     $ 232,539

 Granting of restricted stock awards                           -           276

 Funding of trustee repurchase
   of restricted stock                                         -        (9,620)

 Change in ESOP unearned
   compensation                                                -         1,004

 Change in restricted stock
   unearned compensation                                       -         1,230

 Granting of stock options to former
   Chairman of the Board                                       -           266

 Accelerated vesting of restricted stock                       -           214

 Accelerated vesting of stock options                          -           120

 Dividends declared ($0.29 per share)                          -        (3,257)

 Comprehensive income:
   Net income                                                  -         7,773
   Change in unrealized gain
    on securities available for
    sale, net of taxes                                     1,302         1,302
                                                     -----------     ---------
  Total comprehensive income                               1,302         9,075
                                                     -----------     ---------
BALANCE, September 30, 2001                             $ 14,466     $ 231,847
                                                     ===========     =========
 (unaudited)

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(In thousands)

                                                                                      For the Nine Months Ended
                                                                                  ---------------------------------
                                                                                  September 30,       September 30,
                                                                                      2001                2000
                                                                                  ------------        -------------
                                                                                             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                       $   7,773           $   3,064
 Adjustments to reconcile net income to net cash
 provided by operating activities:
  Securities contributed to SBM Charitable Foundation, Inc.                               -               8,316
  Provision for loan losses                                                           1,625                 825
  Depreciation                                                                        1,887               1,940
  Amortization                                                                          719                 324
  (Discount) premium on loans and bonds                                                (250)                191
  Net gains on sales of other real estate owned                                         (27)                (40)
  Net loss on disposal of fixed assets                                                    9                   -
  (Gains) losses on sales of securities, net                                            (81)                990
  Other than temporary impairment of equity investment securities                     3,916                   -
  Gains on mortgage loan sales, net                                                    (290)               (207)
  Deferred income tax benefit                                                        (3,370)                  -
  Granting of restricted stock to former Chairman of the Board                          276                   -
  Granting of stock options to former Chairman of the Board                             266                   -
  Accelerated vesting of restricted stock                                               214                   -
  Accelerated vesting of stock options                                                  120                   -
  Employee retirement expenses                                                          508                   -
  Change in ESOP unearned compensation                                                1,004                 597
  Change in restricted stock unearned compensation                                    1,230                   -
  Relocation and branch closing costs                                                   872                   -
  Changes in operating assets and liabilities, net of amounts acquired-
    Accrued interest receivable                                                         198              (1,683)
    Other assets                                                                     (3,295)                735
    Other liabilities                                                                 2,056                (433)
                                                                                  ---------           ---------
      Net cash provided by operating activities                                      15,360              14,619
                                                                                  ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan originations and purchases, net of repayments                                 (94,675)            (69,031)
 Proceeds from sales of loans                                                         4,916               4,848
 Proceeds from maturities of available for sale securities                           26,606              27,729
 Proceeds from sales of available for sale securities                                47,295              86,209
 Purchases of available for sale securities                                         (57,383)           (182,814)
 Purchases of Federal Home Loan Bank stock                                           (4,846)               (745)
 Proceeds from principal payments of mortgage-
   backed securities and collateralized mortgage obligations                         40,301               7,469
 Acquisition of First Federal Savings and Loan Association
   of East Hartford, net of cash acquired                                            (4,389)                  -
 Proceeds from sales of other real estate owned                                         305                 620
 Purchase of cash surrender value life insurance                                    (20,000)                  -
 Purchases of premises and equipment                                                 (3,362)             (1,133)
                                                                                  ---------           ---------
      Net cash used in investing activities                                         (65,232)           (126,848)
                                                                                  ----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock                                               -              90,513
 Funding of trustee purchases of restricted stock                                    (9,620)                  -
 Dividends paid                                                                      (2,021)                  -
 Net increase in savings, money market, NOW and
   demand deposits                                                                   48,319              19,700
 Net decrease in certificates of deposit                                            (30,392)            (22,103)
 Net increase in short-term borrowed funds                                           13,340              13,275
 Decrease in mortgagors' escrow accounts                                             (3,558)             (4,173)
 Increase in advances from Federal Home Loan Bank                                    19,711              40,000
                                                                                  ---------           ---------
      Net cash provided by financing activities                                      35,779             137,212
                                                                                  ---------           ---------
      Net (decrease) increase in cash
       and cash equivalents                                                         (14,093)             24,983

CASH AND CASH EQUIVALENTS, beginning of period                                       64,797              26,678
                                                                                  ---------           ---------
CASH AND CASH EQUIVALENTS, end of period                                          $  50,704           $  51,661
                                                                                  =========           =========

SUPPLEMENTAL INFORMATION:
 Cash paid for -
    Interest and dividends                                                        $  34,902           $  32,811
    Income taxes                                                                      7,350               2,250
    Non-cash transactions -
    Transfers from loans to other real estate owned                                     220                  79
    Dividends declared not paid                                                       1,236                   -

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY


Notes to Condensed Consolidated Financial Statements (unaudited)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Basis of Financial Statements Presentation

       The accompanying condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for Connecticut Bancshares, Inc. ("CTBS") and subsidiary included in Connecticut Bancshares, Inc.'s Form 10-K for the year ended December 31, 2000. The results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

       Principles of consolidation and presentation

       The accompanying condensed consolidated financial statements include the accounts of CTBS and its wholly-owned subsidiary, The Savings Bank of Manchester ("SBM" or the "Bank"), and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

       Business

        CTBS, a Delaware corporation, was organized in October 1999 for the purpose of becoming the holding company for the Bank, upon the conversion of the Bank's former parent mutual holding company, Connecticut Bankshares, M.H.C. ("MHC") from a mutual to stock form of organization (the "Conversion"). The Conversion was completed on March 1, 2000. CTBS used 50% of the net proceeds from the Conversion to buy all of the common stock of SBM and retained the remaining 50%, which primarily were invested in fixed income securities. The Bank, with its main office located in Manchester, Connecticut, operates through twenty-eight branches located primarily in eastern Connecticut. The Bank's primary source of income is interest received on loans to customers, which include small and middle market businesses and individuals residing within the Bank's service area.

       On August 31, 2001, the Company acquired First Federal Savings and Loan Association of East Hartford ("First Federal") (see Note 9). The Bank acquired all of the outstanding common stock of First Federal for cash of $106.75 million. Immediately after the completion of the acquisition, First Federal was merged into the Bank.

       On September 24, 2001, CTBS declared a quarterly cash dividend of $0.11 per share on outstanding shares of its common stock. This represents an increase of 22% in the Company's quarterly dividend. The dividend was paid on October 23, 2001 to stockholders of record as of the close of business on October 9, 2001.

Earnings per share

Basic earnings per share represents income available to stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued or earned. Earnings per share data are presented for the three months ended September 30, 2001 and 2000, the nine months ended September 30, 2001 and the seven months ended September 30, 2000. The Company converted to stock form on March 1, 2000; therefore, per share information for the first two months of 2000 are not meaningful.

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except per share amounts):

                                                                For the Three Months Ended
                                                    September 30, 2001              September 30, 2000
                                                    ------------------              ------------------
                                                                       (unaudited)
Net income                                          $               42              $            4,198
                                                    ==================              ==================

Weighted average shares outstanding:
    Weighted average shares outstanding                     11,232,000                      11,232,000
    Less: unearned ESOP shares                                (803,604)                       (861,120)
    Less: unearned restricted stock                           (396,986)                              -
                                                    ------------------              ------------------
              Basic                                         10,031,410                      10,370,880
                                                    ------------------              ------------------
Dilutive impact of:
    Stock options                                              216,856                               -
    Restricted stock                                           399,672                               -
                                                    ------------------              ------------------
              Diluted                                       10,647,938                      10,370,880
                                                    ------------------              ------------------
Earnings per share:
              Basic                                 $             0.00              $             0.40
              Diluted                               $             0.00              $             0.40



                                                        For the Nine                   For the Seven
                                                        Months Ended                    Months Ended
                                                     September 30, 2001              September 30, 2000
                                                     ------------------              ------------------
                                                                         (unaudited)

Net income                                           $            7,773              $            1,799
                                                     ==================              ==================

Weighted average shares outstanding:
    Weighted average shares outstanding                      11,232,000                      11,232,000
    Less: unearned ESOP shares                                 (818,432)                       (872,352)
    Less: unearned restricted stock                            (292,019)                              -
                                                     ------------------              ------------------
              Basic                                          10,121,549                      10,359,648
                                                     ------------------              ------------------
Dilutive impact of:
    Stock options                                               165,750                               -
    Restricted stock                                            418,299                               -
                                                     ------------------              ------------------
              Diluted                                        10,705,598                      10,359,648
                                                     ==================              ==================
Earnings per share:
              Basic                                  $             0.77              $             0.17
              Diluted                                $             0.73              $             0.17


       Reclassifications

       Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)    RECENT ACCOUNTING PRONOUNCEMENTS

       In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS No. 140 replaces SFAS No. 125. Certain disclosure provisions required by SFAS No. 140 were effective immediately. Additional requirements related to SFAS No. 140 became effective beginning March 31, 2001. These additional requirements had no effect on the Company's consolidated financial position or results of operations.

       In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The acquisition of First Federal was accounted for under the purchase method of accounting.

       In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." With the adoption of SFAS No. 142, goodwill will no longer be subject to amortization over its estimated useful life, but will be subject to annual assessment for impairment by applying a fair-value-based test. Recognized intangible assets, such as core deposit intangibles, will be amortized over their useful lives. The Company has recorded goodwill of $19.97 million as of September 30, 2001. Under the new standard, this goodwill which is entirely associated with the First Federal acquisition will not be amortized but will be subject to an annual fair value based impairment test. The Company will continue to amortize other intangible assets of $13.64 million as of September 30, 2001 relating to core deposit intangibles and noncompete agreements over their estimated useful lives on a straight line basis.

       In July 2001, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 102 ("SAB No. 102"), "Selected Loan Loss Methodology and Documentation Issues." SAB No. 102 provides detailed guidance on the development, documentation and application of a systematic methodology in determining an allowance for loan losses. The additional documentation requirements did not have any effect on the Company's financial statements.

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. These new rules will have no effect on the Company's consolidated financial statements.

       In September 2001, The Emerging Issues Task Force ("EITF") issued EITF No. 01-10, "Accounting for the Impact of the September 11, 2001 Terrorist Acts," which provides guidance on how the costs related to the terrorist acts should be classified, how to determine whether an asset impairment should be recognized and how liabilities for losses and other costs should be recognized. EITF No. 01-01 did not have any effect on the Company's consolidated financial statements.

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

       On August 27, 2001 the Company awarded 11,232 restricted shares of common stock outside of the Stock Plan to the former Chairman of the Board of Directors of the Company. The shares were awarded with a vesting schedule of five years, with 20% of the shares vesting each year. The first 20% installment vests on January 2, 2002. The shares are not subject to any performance requirements and the former Chairman does not provide any services to the Company. The closing market price of the Company's common stock on the date of the grant was $24.45. The Company recorded a charge of $274,622 in the quarter ended September 30, 2001 as a director retirement expense.

       In conjunction with the August 27, 2001 restricted stock award, the Company established a trust and hired the Trustee to administer and maintain records of the restricted stock award. On September 18, 2001, the Trustee purchased in the open market 11,232 shares of common stock of the Company for the benefit of the restricted stock award recipient. These shares were purchased at a price of $22.74 per share.

       On September 24, 2001 the Company granted 28,080 non-qualified stock options outside of the Stock Plan to the former Chairman of the Board of Directors of the Company. The shares were awarded with a vesting schedule of five years, with 20% of the shares vesting each year. The first 20% installment vests on December 15, 2001. The options are not subject to any performance requirements and the former Chairman does not provide any services to the Company. The closing market price of the Company's common stock on the date of the awards was $21.80. The exercise price of the stock options granted is $17.625 per share. The Black-Scholes model results in a fair value of $9.48 per option. The Company recorded a charge of $266,283 in the quarter ended September 30, 2001 as a director retirement expense.

       On September 24, 2001 the Company accelerated the vesting of 11,232 shares of restricted stock awarded on January 2, 2001 and 28,080 non-qualified stock options awarded on December 15, 2000 to an existing director who is retiring from the Bank's Board on December 31, 2001. The closing market price of the Company's common stock on the date of the acceleration was $21.80. The exercise price for the stock options are $17.625 per share. As a result of the modification, the Company recorded charges of $214,110 for the restricted stock and $117,234 for the stock options in the quarter ended September 30, 2001 as director retirement expenses.

       On September 14, 2001 CTBS announced that its Board of Directors has authorized the repurchase of up to 561,600 shares, or approximately 5% of its outstanding shares of common stock. It is intended that such shares will be repurchased in open market transactions, including unsolicited block purchases, over the next six to twelve months, subject to market conditions. CTBS had not repurchased any shares under this plan as of November 4, 2001.

(4)    LOANS

       Loans are summarized as follows:


                                                  September 30,    December 31,
                                                      2001            2000
                                                  -------------    ------------
                                                          (in thousands)

       One-to four-family mortgages               $     835,369    $    586,536
       Construction mortgages                            57,008          32,590
       Commercial and multi-family mortgages            211,575         162,411
       Commercial business loans                        152,959         146,360
       Installment loans                                124,826          79,561
                                                  -------------    ------------
       Total loans                                    1,381,737       1,007,458
       Less: Allowance for loan losses                  (15,319)        (11,694)
                                                  -------------    ------------
            Total loans, net                      $   1,366,418    $    995,764
                                                  =============    ============
                                       10

     A summary of the allowance for loan losses is as follows:

                                                     For the Nine     For the
                                                     Months Ended    Year Ended
                                                     September 30,  December 31,
                                                          2001          2000
                                                      -----------   -----------
                                                           (in thousands)

     Balance, beginning of period                     $    11,694   $    10,617
     Acquisition of First Federal Savings and Loan
       Association of East Hartford                         2,174             -
     Provision for loan losses                              1,625         1,200
     Loans charged off                                       (624)         (433)
     Recoveries                                               450           310
                                                      -----------   -----------
     Balance, end of period                           $    15,319   $    11,694
                                                      ===========   ===========

     Nonperforming loans were approximately $6.06 million and $6.92 million at September 30, 2001 and December 31, 2000, respectively. Nonperforming assets were approximately $6.13 million and $7.05 million at September 30, 2001 and December 31, 2000, respectively. The Bank had no troubled debt restructurings at either September 30, 2001 or December 31, 2000. Nonperforming loans as a percentage of gross loans was 0.44% and 0.69% at September 30, 2001 and December 31, 2000, respectively. Nonperforming assets as a percentage of total assets was 0.25% and 0.50% at September 30, 2001 and December 31, 2000, respectively.

     The allowance for loan losses as a percentage of total loans was 1.11% and 1.16% at September 30, 2001 and December 31, 2000, respectively. The allowance for loan losses as a percentage of nonperforming loans was 252.91% and 168.96% at September 30, 2001 and December 31, 2000,
     respectively.

(5)  DEPOSITS

     Deposits were as follows:

                                                                 September 30,   December 31,
                                                                     2001           2000
                                                                  -----------    -----------
                                                                        (in thousands)
Certificates of Deposit:
  Original maturity of less than one year                         $   164,405    $    94,481
  Original maturity of one year or more                               500,814        287,596
  Time certificates in denominations of $100,000 or more (1)           97,637         57,762
                                                                  -----------    -----------

     Total certificates of deposit                                    762,856        439,839
                                                                  -----------    -----------

Savings accounts                                                      345,471        219,498
Money market accounts                                                 171,271         73,202
Now accounts                                                          207,674        131,536
Demand deposits                                                        98,198         69,295
                                                                  -----------    -----------

        Total deposits                                            $ 1,585,470    $   933,370
                                                                  ===========    ===========

(1) Deposit balances in excess of $100,000 are not federally insured.


(6)  OTHER THAN TEMPORARY IMPAIRMENT OF SECURITIES

     On a quarterly basis, the Bank reviews available-for-sale investment securities with unrealized depreciation for six consecutive months to assess whether the decline in fair value is temporary or other than temporary. The Bank judges whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons. Once the estimated reasons for the decline are identified, further judgments are required as to whether those causal events are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. In accordance with this policy, during the three months ended September 30, 2001 the Bank recorded other than temporary impairment of 18 equity securities totaling $3.92 million.

(7)  DIRECTOR AND EMPLOYEE RETIREMENT EXPENSES

     During the third quarter of 2001, the Company recorded $1.42 million of director and employee retirement expenses which represents $872,000 of director and $547,000 of employee retirement expenses. See Note 3 for further information concerning director retirement expenses. In September 2001 the Bank offered an early retirement package to eligible employees. Ten Bank employees opted for the package. The employee retirement expenses include a pension charge of $264,000 and vacation time of $283,000.

(8)  RELOCATION AND BRANCH CLOSING COSTS

     During the third quarter of 2001, the Bank recorded $872,000 of relocation and branch closing costs. In conjunction with the acquisition of First Federal, the Bank closed five of its existing branch offices which were located near First Federal branch locations. The Bank expensed $431,000 in future lease payments, $172,000 in furniture and equipment and $164,000 in leasehold improvements relating to these branch location closings. In addition, the Bank is relocating certain back office operational departments from a building that is currently leased to a building that the Bank owns. The

     Bank expensed $105,000 in the third quarter of 2001 relating to leasehold improvements which will no longer be used.

(9)  ACQUISITION OF FIRST FEDERAL

     On August 31, 2001, the Bank acquired all of the outstanding common stock of First Federal for cash of $106.75 million, excluding transaction costs. As of September 30, 2001 $10.53 million had yet to be paid to First Federal shareholders and is included in other liabilities. The Bank expects the remaining amount to be paid during the fourth quarter of 2001. The purchase was funded primarily with proceeds from Advances from Federal Home Loan Bank prior to the acquisition. Immediately after the completion of the acquisition, First Federal was merged into the Bank.

     The acquisition was accounted for as a purchase and the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired. The preliminary allocation of the purchase price is as follows (in thousands):

              Cash and cash equivalents              $    91,826
              Investment securities                      612,493
              Loans                                      282,481
              FHLB stock                                  19,283
              Cash surrender value life insurance         20,364
              Goodwill                                    19,970
              Core deposit intangible                      8,846
              Noncompete agreement intangible              3,548
              Other assets                                 8,413
              Deposits                                  (635,123)
              FHLB Advances                             (316,547)
              Other liabilities                           (8,808)
                                                     -----------
                Total purchase price                 $   106,746
                                                     ===========

     In connection with the acquisition, the Company recorded goodwill of $19.97 million, a core deposit intangible asset of $8.85 million, and a noncompete intangible asset of $3.55 million. The core deposit intangible is being amortized over eight years on a straight line basis and the noncompete intangible is being amortized over the term of the agreement of twelve months on a straight line basis. In accordance with SFAS No. 142, "Goodwill and Other Intangibles", goodwill will not be amortized but will be subject to an annual fair value based impairment test.

     The results of First Federal are included in the historical results of the Company subsequent to August 31, 2001. The pro forma information below is theoretical in nature and not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations which would have resulted had the Company acquired the stock of First Federal during the periods presented.

     The Company's unaudited pro forma condensed consolidated statements of operations for the nine months ended September 30, 2001 and 2000, assuming First Federal had been acquired as of January 1, 2001 and 2000, respectively are as follows (in thousands, except per share amounts):

                                                  For the Nine         For the Nine
                                                  Months Ended         Months Ended
                                               September 30, 2001   September 30, 2000
                                               ------------------   ------------------
Interest income                                $          125,239   $          122,947
Interest expense                                           71,380               68,757
                                               ------------------   ------------------
    Net interest income                                    53,859               54,190

Provision for loan losses                                   1,625                1,035
Noninterest income                                         10,454                8,763
Noninterest expense                                        50,104               53,708
                                               ------------------   ------------------
    Income before provision for income taxes               12,584                8,210

Provision for income taxes                                  4,407                2,037
                                               ------------------   ------------------
    Net income                                 $            8,177   $            6,173
                                               ==================   ==================

Earnings per share-diluted                     $             0.76   $             0.60
                                               ==================   ==================

Weighted average shares outstanding-
    diluted                                            10,705,598           10,359,648
                                               ==================   ==================

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations.
        -------------

The following analysis discusses changes in the financial condition and results of operations for the three and nine months ended September 30, 2001 and 2000, and should be read in conjunction with Connecticut Bancshares, Inc. and subsidiary's condensed consolidated financial statements and the notes thereto, appearing elsewhere herein.

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

Acquisition of First Federal

On August 31, 2001, the Company completed its acquisition of First Federal in a transaction accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of First Federal are reflected in the Company's consolidated balance sheet at September 30, 2001, and the results of operations of First Federal for the one month ended September 30, 2001 are included in the consolidated statements of operations for the three and nine months ended September 30, 2001, as required by the purchase method of accounting. The results of operations of First Federal for the three and nine months ended September 30, 2000 are not included in the consolidated statements of income for that period. The impact of this acquisition on the consolidated statements of income for the three and nine months ended September 30, 2001 is included in the accompanying discussion of the comparison of operating results for the three and nine months ended September 30, 2001 and 2000.

General

The Company's results of operations depend primarily on net interest income, which represents the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. The Bank generates noninterest income primarily from fees charged on customers' accounts and fees earned on activities such as investment services provided through a third party registered broker-dealer. The Bank's noninterest expenses primarily consist of employee compensation and benefits, occupancy expense, marketing and other operating expenses. The Company's results of operations are also affected by general economic and competitive conditions, notably changes in market interest rates, government policies and regulations. The Bank exceeded all of its regulatory capital requirements at September 30, 2001.

Comparison of Financial Condition at September 30, 2001 and December 31, 2000
-----------------------------------------------------------------------------

Total assets increased $1.01 billion, or 72.14%, to $2.41 billion at September 30, 2001 as compared to $1.40 billion at December 31, 2000. The increase was primarily due to the acquisition of First Federal which added $960.48 million in assets. The major increases were due to a $525.96 million increase in securities, a $370.66 million increase in net loans, a $40.80 million increase in the cash surrender value of life insurance, and a $31.64 million increase in intangible assets, including goodwill. Securities acquired from First Federal totaled $612.49 million which was partially offset by sales, maturities and principal payments. The increase in loans was primarily due to real estate loans, as one-to four-family mortgages increased $248.83 million ($204.81 million from First Federal) and commercial and multi-family mortgages increased $49.17 million ($28.96 million from First Federal). Installment loans increased $45.27 million as $42.60 million were acquired from First Federal. During June 2001, the Bank purchased $20.00 million in life insurance and the Bank acquired $20.36 million in life insurance from First Federal. In conjunction with the acquisition of First Federal, the Bank recorded intangible assets of $32.37 million, consisting of $19.97 million of goodwill, $8.85 million of core deposit intangibles and $3.55 million of non-compete agreements with former First Federal executives. The growth in assets was funded by an increase in deposits of $652.10 million ($634.17 million from First Federal) and Advances from Federal Home Loan Bank ("FHLB") of $336.26 million ($316.55 million from First Federal). Stockholders' equity decreased $692,000, primarily due to unearned compensation associated with the January 2, 2001 restricted stock awards under the Company's 2000 Stock-Based Incentive Plan, partially offset by increases in retained earnings.

The following table presents the amortized cost and fair value of the Bank's investment securities, by type, at the dates indicated:

                                              At September 30, 2001    At December 31, 2000
                                             -----------------------  ----------------------
                                               Amortized      Fair     Amortized      Fair
                                                 Cost        Value       Cost        Value
                                             ------------ ----------  ----------- ----------
                                                               (in thousands)
Debt securities available for sale:
  Asset-backed securities                     $ 24,317     $ 25,829    $ 32,717    $ 33,816
  U.S. Government and agency
     obligations                               133,932      139,903      82,068      85,254
  Municipal obligations                         23,865       23,689       2,915       2,949
  Debt mutual funds                             13,722       13,735           -           -
  Corporate securities                          54,017       56,587      55,398      56,263
                                             ------------ ----------  ----------- ----------
        Total                                  249,853      259,743     173,098     178,282
                                             ------------ ----------  ----------- ----------
Equity securities available for sale:
  Marketable equity securities                  28,871       36,899      35,221      49,144
  Other equity securities                          965          965         432         432
                                             ------------ ----------  ----------- ----------
     Total                                      29,836       37,864      35,653      49,576
                                             ------------ ----------  ----------- ----------
     Total debt and equity securities          279,689      297,607     208,751     227,858

Collateralized mortgage obligations            362,229      363,212           -           -
Mortgage-backed securities                     169,865      173,219      79,079      80,223
                                             ------------ ----------  ----------- ----------
       Total investment securities           $ 811,783    $ 834,038   $ 287,830   $ 308,081
                                             ============ ==========  =========== ==========

Investment securities increased $525.96 million, or 170.72%, from a fair value of $308.08 million at December 31, 2000 to a fair value of $834.04 million at September 30, 2001. The Company acquired $612.49 million in investment securities from First Federal. The Company also had proceeds from sales of $47.30 million (including net gains of $81,000), maturities of $26.61 million and principal payments of $40.30 million of securities during the nine months ended September 30, 2001. The Company also experienced an increase in unrealized gains on securities of $2.00 million and recorded other than temporary impairment of equity securities of $3.92 million during the nine months ended September 30, 2001. Offsetting these reductions were investment purchases of $57.38 million during the nine months ended September 30, 2001.

Net loans increased $370.66 million, or 37.22%, from $995.76 million at December 31, 2000 to $1.37 billion at September 30, 2001. Residential mortgages (including residential construction mortgages) increased $260.38 million, or 43.96%, from $592.35 million to $852.73 million due to the acquisition of First Federal ($208.62 million) and increased loan demand mainly due to an increase in refinancing activity due to lower interest rates. Commercial real estate, commercial construction and business loans increased $68.63 million, or 20.45%, from $335.55 million at December 31, 2000, to $404.18 million at September 30, 2001, primarily due to the First Federal acquisition ($33.44 million) and an increase in commercial mortgage originations. As of September 30, 2001, commercial loans represented 29.25% of the Bank's loan portfolio. Installment loans increased $45.27 million, or 56.90%, from $79.56 million at December 31, 2000 to $124.83 million at September 30, 2001. The increase in installment loans was primarily due to the First Federal acquisition, and consisted mainly of home equity and indirect auto loans.

Deposits totaled $1.59 billion at September 30, 2001, an increase of $652.10 million, or 69.87%, compared to $933.37 million at December 31, 2000. The deposit increase reflects the acquisition of First Federal ($634.17 million) with increases in certificates of deposit of $323.02 million, savings and money market accounts of $224.04 million and checking accounts of $105.04 million. The net increase in deposits excluding the acquisition may be partially due to customers looking for financial stability while the stock markets remain volatile. In addition, the Bank offers a short-term transactional repurchase agreement (repo) account to commercial businesses and retail customers. These repo accounts are shown as short-term borrowed funds in the accompanying condensed consolidated statements of condition. Short-term borrowed funds increased $13.34 million, or 12.53%, from $106.49 million to $119.83 million during the first nine months of 2001. With interest rates low, commercial customers have few attractive alternatives to invest their funds. Advances from the Federal Home Loan Bank increased $336.26 million, or 336.26%, from $100.00 million to $436.26 million as the Company acquired $316.55 million in advances as a result of the First Federal acquisition.

Nonperforming assets totaled $6.13 million at September 30, 2001, compared to $7.05 million at December 31, 2000, a decrease of $919,000, or 13.04%. The majority of the decrease in nonperforming assets was in commercial business loans, due to the full payment of a nonperforming loan of $2.09 million. This decrease was partially offset by increases in nonperforming residential, installment and other commercial business loans. Other real estate owned declined $55,000, or 44.00%, from $125,000 to $70,000 during the first nine months of 2001 due to the sale of three residential properties, partially offset by the foreclosure on two residential properties. Total nonperforming loans as a percentage of gross loans was 0.44% at September 30, 2001 down from 0.69% at December 31, 2000. Total nonperforming assets as a percentage of total assets was 0.25% at September 30, 2001 down from 0.50% at December 31, 2000.

The allowance for loan losses was $15.32 million at September 30, 2001, an increase of $3.63 million from the $11.69 million recorded at December 31, 2000. The allowance for loan losses as a percentage of gross loans was 1.11% at September 30, 2001 as compared to 1.16% at December 31, 2000. The allowance for loan losses as a percentage of nonperforming loans was 252.91% at September 30, 2001 up from 168.96% at December 31, 2000. The Bank devotes significant attention to maintaining high loan quality through its underwriting standards, active servicing of loans and aggressive management of nonperforming assets. The allowance for loan losses is maintained at a level estimated by management to provide adequately for possible loan losses which are inherent in the loan portfolio. Possible loan losses are estimated based on a quarterly review of the loan portfolio, loss experience, specific problem loans, economic conditions and other pertinent factors. In assessing risks inherent in the portfolio, management considers the risk of loss on nonperforming and classified loans including an analysis of collateral in each situation. The Banks methodology for assessing the appropriateness of the allowance includes several key elements. Problem loans are identified and analyzed individually to detect specific losses. The loan portfolio is also segmented into pools of loans that are similar in type and risk characteristics (i.e. commercial, consumer and mortgage loans). Loss factors are applied using the Banks historic experience and may be adjusted for significant factors that in management's judgement affect the collectability of the portfolio as of the evaluation date. Additionally, the portfolio is segmented into pools based on internal risk ratings with loss factors applied to each rating category. Other factors considered in determining possible loan losses are:

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

The following table sets forth information regarding nonperforming loans and other real estate owned:

                                          September 30,           December 31,
                                              2001                    2000
                                          -------------           ------------
Nonperforming loans:                                  (in thousands)
  Real estate:
    One-to four-family                      $   883                  $   485
    Commercial and multi-family               3,577                    3,685
                                            -------                  -------
      Total real estate loans                 4,460                    4,170
  Commercial                                  1,158                    2,528
  Consumer                                      439                      223
                                            -------                  -------
      Total nonperforming loans               6,057                    6,921

Other real estate owned                          70                      125
                                            -------                  -------
      Total nonperforming assets            $ 6,127                  $ 7,046
                                            =======                  =======

Total nonperforming loans as a
  percentage of gross loans                    0.44%                    0.69%
                                            =======                  =======
Total nonperforming assets as a
  percentage of total assets                   0.25%                    0.50%
                                            =======                  =======

Federal Home Loan Bank Stock increased $24.13 million from $6.65 million at December 31, 2001 to $30.78 million at September 30, 2001. The increase in stock was primarily due to the acquisition of First Federal. The Bank believes this stock provides above average dividend yields for the risk characteristics of such investments.

Cash surrender value life insurance increased $40.80 million or 100.00% from $0 at December 31, 2000 to $40.80 million at September 30, 2001. The Bank acquired $20.36 million from First Federal during the third quarter of 2001. Additionally, on June 15, 2001 the Bank purchased $20.00 million of life insurance with cash surrender value of $20.00 million. The life insurance was purchased on key Bank officers. The income earned on these policies will be used to offset the projected cost of the Bank's current and post-retirement benefit plans for all employees.

Goodwill increased $19.97 million from $0 at December 31, 2000 to $19.97 million at September 30, 2001. The increase is due solely to the acquisition of First Federal, and is not subject to amortization. Other intangible assets increased $11.67 million from $1.97 million at December 31, 2000 to $13.64 million at September 30, 2001. The increase is due to the acquisition of First Federal and consists of a core deposit intangible totaling $8.75 million and a noncompete intangible asset totaling $3.25 million at September 30, 2001. These increases were partially offset by the amortization of an existing branch premium of $325,000 for the nine months ended September 30, 2001. The First Federal core deposit intangible is being amortized over eight years on a straight line basis and the noncompete intangible is being amortized over the term of the noncompete agreement of twelve months on a straight line basis.

Other assets increased $19.63 million from $3.69 million at December 31, 2000 to $23.32 million at September 30, 2001. The increase was primarily due to $18.06 million in unsettled security sales at September 30, 2001. The applicable gains and losses relating to these unsettled sales were recognized during the third quarter of 2001.

Other liabilities increased $13.50 million from $21.59 million at December 31, 2000 to $35.09 million at September 30, 2001. The increase included $10.53 million of funds due to First Federal shareholders. These funds are expected to be paid out during the fourth quarter of 2001 by the Bank's transfer agent. Other increases in other liabilities included severance, executive and other employee benefits resulting from the acquisition of First Federal that have not yet been paid.

Total stockholders' equity decreased $692,000, or 0.30%, to $231.85 million at September 30, 2001 compared to $232.54 million on December 31, 2000. The decrease is due primarily to the open market purchases of 449,280 shares of the Company's Common Stock to acquire shares for the Company's Restricted Stock Plan. The Company funded the plan trustee's purchase of the shares at market prices during the first quarter of 2001 for a total of $9.36 million. Accumulated other comprehensive income increased $1.30 million due to increases in the unrealized gains in the Company's investment portfolio. In addition, the Company declared three quarterly cash dividends totaling $0.29 per share during the first nine months of 2001. These net reductions in stockholders' equity were partially offset by net income of $7.73 million for the nine months ended September 30, 2001.

Comparison of Operating Results for the Three Months Ended September 30, 2001
-----------------------------------------------------------------------------
and 2000
--------

Net Income. Net income for the quarter ended September 30, 2001 was $42,000 compared to net income of $4.20 million for the third quarter of 2000. During the third quarter of 2001, the Company recorded charges totaling $6.21 million ($4.03 million, net of tax) that are nonrecurring in nature. These charges included $3.92 million of other than temporary impairment of equity investment securities, $1.42 million of director and employee retirement expenses, and $872,000 of relocation and branch closing costs resulting from the acquisition of First Federal. The operating results for the quarter ended September 30, 2001 include a $3.09 million, or 23.36%, increase in net interest income, primarily due to higher net average interest-earning assets and a lower cost of funds, partially offset by lower asset yields. Net income was also impacted by higher service charge and fee income of $393,000, an increase in income from the cash surrender value life insurance of $384,000, higher employee benefit expenses of $711,000 and higher marketing costs of $221,000.

Net Interest Income. Net interest income increased $3.09 million, or 23.36%, to $16.32 million for the third quarter of 2001 compared to $13.23 million for the third quarter of 2000. The increase was primarily a result of higher interest income from an increase in average interest-earning assets. Total interest and dividend income increased $5.03 million, or 20.52%, to $29.54 million for the third quarter of 2001 from $24.51 million for the third quarter of 2000. Interest income on loans increased $2.29 million, or 11.70%, to $21.87 million for the three months ended September 30, 2001 compared to $19.58 million for the three months ended September 30, 2000. The increase was primarily due to loans acquired from First Federal resulting in a $166.06 million increase in the average balance of loans outstanding, the effect of which was partially offset by a 32 basis point decrease in the average yield on such loans. Interest and dividend income from investment securities, short-term investments and Federal Home Loan Bank stock increased $2.73 million, or 55.26%, to $7.67 million for the three months ended September 30, 2001 compared to $4.94 million for the three months ended September 30, 2000 primarily due to investments acquired from First Federal. The increase in interest and dividend income from investment securities, short-term investments and Federal Home Loan Bank stock was due to an increase in the average balance of $239.45 million, or 73.41%, to $565.65 million for the quarter ended September 30, 2001 as compared to $326.20 million for the quarter ended September

30, 2000. Partially offsetting this increase, the yields on investment securities, short-term investments and Federal Home Loan Bank stock decreased 63 basis points to 5.41% for the quarter ended September 30, 2001 as compared to 6.04% for the quarter ended September 30, 2000.

Interest expense increased $1.94 million, or 17.20%, to $13.22 million for the three months ended September 30, 2001 compared to $11.28 million for the quarter ended September 30, 2000. The increase was primarily due to deposits and FHLB Advances acquired from First Federal. The increase was due to an increase in average deposit balances of $235.88 million and an increase in average outstanding Advances from Federal Home Loan Bank of $152.35 million. This increase was partially offset by a decrease in the overall cost of funds for interest-bearing liabilities of 57 basis points. The cost of funds for the third quarter of 2001 was 3.59% as compared to 4.16% for the third quarter of 2000.

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

                                                                   For the Three Months Ended September 30,
                                             -----------------------------------------------------------------------------------
                                                             2001                                      2000
                                             ---------------------------------------   -----------------------------------------
                                                                            Average                                     Average
                                                Average                      Yield/       Average                        Yield/
                                                Balance       Interest        Rate        Balance        Interest        Rate
                                             -----------    ------------   ---------   ------------    ------------   ----------
Interest-earning assets:
  Loans (1):
    Real estate                              $   923,229      $ 16,748        7.26%    $   783,416       $ 14,698         7.50%
    Consumer                                      96,589         1,868        7.74          77,312          1,603         8.29
    Commercial                                   150,483         3,254        8.58         143,513          3,276         9.06
                                             -----------      --------                 -----------       --------
      Total loans                              1,170,301        21,870        7.47       1,004,241         19,577         7.79
                                             -----------      --------                 -----------       --------
  Mortgage-backed securities (2)                 109,503         1,737        6.35          69,682          1,449         8.32
  Collateralized mortgage obligations (2)        120,941         1,754        5.80               -              -         0.00
  Investment securities (2):
    U.S. Government and
      agency obligations                          98,301         1,363        5.50          87,940          1,331         6.00
    Municipal obligations                          9,590           129        5.38           2,921             43         5.89
    Corporate securities                          52,547           912        6.94          59,329            998         6.73
    Common stock and mutual funds                 49,195           340        2.76          50,586            252         1.99
    Other investment securities                      868             1        0.46             432              -         0.00
    Asset-backed securities                       27,826           484        6.96          34,350            525         6.11
  Other interest-bearing assets
    Federal Home Loan Bank stock                  15,689           221        5.63           6,654            124         7.45
    Short-term investments                        81,187           724        3.54          14,308            213         5.91
                                             -----------      --------                 -----------       --------
      Total interest-earning assets            1,735,948      $ 29,535        6.80%      1,330,443       $ 24,512         7.36%
                                                              ========                                   ========
  Noninterest-earning assets                      69,718                                    37,220
                                             -----------                               -----------
      Total assets                           $ 1,805,666                               $ 1,367,663
                                             ===========                               ===========
Interest-bearing liabilities:
  Deposits:
    NOW accounts                             $   150,315      $    314        0.83%    $   116,619       $    350         1.19%
    Savings and money market accounts            390,944         2,161        2.19         298,267          2,076         2.76
    Certificates of deposit                      533,881         6,575        4.89         425,679          5,982         5.58
    Escrow deposits                                5,393            40        2.94           4,087             31         3.01
                                             -----------      --------      ------     -----------       --------     --------
      Total interest-bearing-deposits          1,080,533         9,090        3.34         844,652          8,439         3.96
  Short-term borrowed funds                      113,707           750        2.62         114,128            958         3.33
  Advances from Federal
    Home Loan Bank                               268,204         3,375        4.99         115,847          1,884         6.45
                                             -----------      --------                 -----------       --------
      Total interest-bearing liabilities       1,462,444      $ 13,215        3.59%       1,074,627      $ 11,281         4.16%
                                                              ========                                   ========
  Noninterest-bearing liabilities                111,494                                    69,721
                                             -----------                               -----------
      Total liabilities                        1,573,938                                 1,144,348
  Stockholders' equity                           231,728                                   223,315
                                             -----------                               -----------
      Total liabilities and
        stockholders' equity                 $ 1,805,666                               $ 1,367,663
                                             ===========                               ===========
  Net interest-earning assets                $   273,504                               $   255,816
                                             ===========                               ===========
  Net interest income                                         $ 16,320                                   $ 13,231
                                                              ========                                   ========
  Interest rate spread (3)                                                    3.21%                                       3.20%
  Net interest margin (4)                                                     3.78%                                       3.99%
  Ratio of interest-earning assets to interest-
    bearing liabilities                                                     118.70%                                     123.81%

_______________________
(1) Balances are net of undisbursed proceeds of construction loans in process and include nonperforming loans.
(2) Amounts are at fair market value.
(3) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on the interest income and interest expense of the Company. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate/vol column shows the effects attributable to changes in both rate and volume, which cannot be segregated. The net column represents the sum of the prior columns.

                           For the Three Months Ended
                            Ended September 30, 2001
                              Compared to the Three
                         Months Ended September 30, 2000

                                                      Increase (Decrease)
                                                             Due to
                                                   Rate      Volume      Rate/Vol      Net
                                                  ------    -------      --------    -------
Interest-earning assets:                                       (In thousands)
  Loans:
    Real estate                                  $  (486)    $2,623      $ (87)      $ 2,050
    Consumer                                        (108)       400        (27)          265
    Commercial                                      (169)       156         (9)          (22)
                                                 -------     ------      -----       -------
       Total loans                                  (763)     3,179       (123)        2,293
  Mortgage-backed securities                        (344)       828       (196)          288
  Collateralized mortgage obligations                  -      1,754          -         1,754
  Investment securities                              (24)     1,173       (461)          688
                                                 -------     ------      -----       -------
    Total interest-earning assets                 (1,131)     6,934       (780)        5,023
                                                 -------     ------      -----       -------

Interest-bearing liabilities:
  Deposits:
    NOW accounts                                    (104)        99        (31)          (36)
    Savings and money mkt accounts                  (418)       631       (128)           85
    Certificates of deposit                         (723)     1,487       (171)          593
    Other                                             (1)        10          -             9
                                                 -------     ------      -----       -------
       Total deposits                             (1,246)     2,227       (330)          651
  Short-term borrowed funds                         (201)        (3)        (4)         (208)
  Advances from Federal Home Bank                   (417)     2,424       (516)        1,491
                                                 -------     ------      -----       -------
       Total interest-bearing
          liabilities                             (1,864)     4,648       (850)        1,934
                                                 -------     ------      -----       -------
  Increase in net interest income                $   733     $2,286      $  70       $ 3,089
                                                 =======     ======      =====       =======

Provision for Loan Losses. The provision for loan losses was $875,000 for the quarter ended September 30, 2001 compared to $375,000 for the quarter ended September 30, 2000. The increase in provision is due to the loan loss reserve ratios at First Federal being lower than the Bank's ratios, and uncertainty in the economy. At June 30, 2001 (last quarter-end prior to the acquisition) the Bank's allowance for loan losses was 1.14% of total loans as compared to First Federal's allowance for loan losses as a percentage of total loans of 0.74%. Although First Federal had a different loan mix, management deemed it prudent to record a one-time increase in the loan loss provision during the third quarter of 2001. Based on current information, management believes the provision for loan losses will return to the previous quarter level for the foreseeable future. The allowance for loan losses was 1.11% of total loans and 252.91% of nonperforming loans at September 30, 2001 compared to 1.14% and 122.59%, respectively, at September 30, 2000.

Noninterest Income. Noninterest income totaled a loss of $879,000 and income of $3.42 million for the three months ended September 30, 2001 and 2000, respectively. The decrease was primarily due to the other than temporary impairment of equity investment securities of $3.92 million, losses on sales of securities in the third quarter of 2001 of $230,000, gains on sales of securities in the third quarter of 2000 of $794,000, partially offset by increased service charge and fee income, and increases in the cash surrender value of life insurance in the third quarter of 2001. On a quarterly basis, the Bank reviews available-for-sale investment securities with unrealized depreciation for six consecutive months to assess whether the decline in fair value is temporary or other than temporary. The Bank judges whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons. Once the estimated reasons for the decline are identified, further judgments are required as to whether those causal events are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. In accordance with this policy, during the three months ended September 30, 2001 the Bank recorded other than temporary impairment of 18 equity securities totaling $3.92 million. At September 30, 2001, the Bank had net unrealized gains of $8.03 million remaining in its equity security portfolio. Service charges and fees were $2.43 million for the three months ended September 30, 2001 compared to $2.04 million for the three months ended September 30, 2000. Income from service charges and fees increased $274,000 from increased fees on demand deposit accounts and $176,000 from increased ATM fees. Other fee income increased from $468,000 for the three months ended September 30, 2000 to $761,000 for the three months ended September 30, 2001. The increase in other fee income was primarily due to earnings on life insurance, including life insurance acquired from First Federal.

Noninterest Expense. Noninterest expense increased $4.52 million, or 45.20%, from $10.00 million for the three months ended September 30, 2000 to $14.52 million for the three months ended September 30, 2001. During the third quarter of 2001, the Company recorded noninterest expenses totaling $2.29 million that are nonrecurring in nature. The Company recorded director and employee retirement expenses of $1.42 million during the quarter. The Bank offered an early retirement package to certain employees resulting in a charge of $547,000. CTBS granted stock options and restricted stock to the former Chairman of the Board, incurring $541,000 of expense. CTBS also accelerated the vesting of previously granted stock options and restricted stock to a director who is retiring on December 31, 2001. The charge incurred with the vesting acceleration was $331,000. The Bank recorded $872,000 of relocation and branch closing costs primarily due to the closing of five SBM branches that were no longer necessary due to overlap of market areas caused by the acquisition of First Federal. Other increases in noninterest expense for the quarter included employee benefit costs, salaries, amortization of other intangible assets, and other operating expenses. Employee benefit costs increased by $711,000 from the year earlier period. The increase was due to the granting of restricted stock under the 2000 Stock-Based Incentive Plan resulting in a charge of $410,000 in the third quarter of 2001, increased ESOP expense of $112,000 due to a higher average stock price, increased costs of non-qualified benefit plans of $72,000 and increased health insurance costs of $38,000. Salaries increased $439,000 due mainly to the cost of former First Federal employees, both permanent and temporary. Due to the acquisition of First Federal, the Company recorded other intangible assets for noncompete agreements with former First Federal executives and a core deposit intangible. The noncompete agreement intangible totaled $3.25 million at September 30, 2001, and is being amortized on a straight-line basis over its term of twelve months. The core deposit intangible totaled $8.75 million at September 30, 2001, and is being amortized on a straight-line basis over its estimated life of eight years. Other operating expenses increased $344,000, or 25.86%, from $1.33 million for the third quarter of 2000 to $1.67 million for the third quarter of 2001. The increase in this category was mainly due to higher telephone, office supply, check loss, and annual report expenses.

Provision for Income Taxes. Income tax expense decreased $2.07 million from $2.07 million for the third quarter of 2000 to $0 for the quarter ended September 30, 2001. No tax provision was recorded in the 2001 period since the effective tax rate of 33.88% in the year to date period approximates the rate expected for the year.

Comparison of Operating Results for the Nine Months Ended September 30, 2001 and
--------------------------------------------------------------------------------
2000
----

Net Income. Net income for the nine months ended September 30, 2001 was $7.77 million compared to net income of $3.06 million for the nine months ended September 30, 2000. The increase over the prior year is mainly due to the first quarter 2000 contribution of securities to SBM Charitable Foundation, Inc. of $8.32 million, higher net interest income during the first nine months of 2001 and higher service charge and fee income. Partially offsetting these increases was the 2001 other than temporary impairment of investment securities of $3.92 million, higher employee benefit costs and the nonrecurring charges related to director and employee retirement expenses and relocation and branch closing costs recognized during 2001.

Net Interest Income. Net interest income increased $7.09 million, or 18.90%, to $44.61 million for the first nine months of 2001 compared to $37.52 million for the first nine months of 2000. The increase was primarily a result of higher interest income from an increase in average interest-earning assets partially offset by an increase in the average balance of interest-bearing liabilities. Total interest and dividend income increased $9.64 million, or 13.78%, to $79.62 million for the first nine months of 2001 from $69.98 million for the first nine months of 2000. The average yield on interest-earning assets decreased 12 basis points to 7.09% for the nine months ended September 30, 2001 from 7.21% for the nine months ended September 30, 2000. Interest income on loans increased $5.29 million, or 9.39%, to $61.60 million for the nine months ended September 30, 2001 compared to $56.31 million for the nine months ended September 30, 2000. The increase was due to a $95.40 million increase in the average balance of loans outstanding of which $76.45 million were loans secured by real estate. Interest and dividend income from investment securities, short-term investments and Federal Home Loan Bank stock increased $4.35 million, or 31.82%, to $18.02 million for the nine months ended September 30, 2001 compared to $13.67 million for the nine months ended September 30, 2000. The increase in interest and dividend income from investment securities, short-term investments and Federal Home Loan Bank stock was due to an increase in the average balance of $106.32 million, or 34.03%, to $418.78 million for the nine months ended September 30, 2001 as compared to $312.46 million for the nine months ended September 30, 2000. The increase in average balance is primarily due to the acquisition of First Federal.

Interest expense increased $2.55 million, or 7.86%, to $35.01 million for the nine months ended September 30, 2001 from $32.46 million for the nine months ended September 30, 2000. The increase is primarily due to an increase in the average balance of interest-bearing liabilities. Average interest-bearing deposits increased $95.97 million and average outstanding Advances from the Federal Home Loan Bank increased $63.71 million for the nine months ending September 30, 2001 as compared to the nine months ending September 30, 2000. The increase in average balance is primarily due to the acquisition of First Federal. Partially offsetting this increase was a lower overall cost of funds. The overall cost of funds for interest-bearing liabilities for the first nine months of 2001 was 3.83% as compared to 4.08% for the first nine months of 2000.

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

                                                                 For the Nine Months Ended September 30,
                                             --------------------------------------------------------------------------------
                                                              2001                                      2000
                                             --------------------------------------    --------------------------------------
                                                                            Average                                   Average
                                               Average                       Yield/      Average                       Yield/
                                               Balance        Interest        Rate       Balance         Interest       Rate
                                             -----------      --------      -------    -----------       --------     -------
Interest-earning assets:
  Loans (1):
    Real estate                              $   843,583      $ 46,934        7.42%    $   767,125       $ 42,331       7.36%
    Consumer                                      85,789         5,040        7.83          75,785          4,626       8.14
    Commercial                                   149,290         9,625        8.62         140,351          9,354       8.91
                                             -----------      --------                 -----------       --------
      Total loans                              1,078,662        61,599        7.62         983,261         56,311       7.64
                                             -----------      --------                 -----------       --------

  Mortgage-backed securities (2)                  87,263         4,444        6.79          58,178          3,309       7.58
  Collateralized mortgage obligations (2)         41,296         1,754        5.66               -              -       0.00
  Investment securities (2):
    U.S. Government and
      agency obligations                          86,000         3,955        6.15          85,045          3,907       6.14
    Municipal obligations                          5,059           214        5.64           2,925            130       5.93
    Corporate securities                          52,967         2,884        7.26          50,900          2,574       6.74
    Common stock and mutual funds                 44,826           796        2.37          48,077            688       1.91
    Other investment securities                      579             1        0.23             432              -       0.00
    Asset-backed securities                       29,330         1,555        7.07          25,885          1,212       6.24
  Other interest-bearing assets
    Federal Home Loan Bank stock                   9,984           475        6.34           6,418            326       6.77
    Short-term investments                        61,480         1,945        4.23          34,604          1,522       5.88
                                             -----------      --------                 -----------       --------
      Total interest-earning assets            1,497,446      $ 79,622        7.09%      1,295,725       $ 69,979       7.21%
  Noninterest-earning assets                      41,722      ========                      39,462       ========
                                             -----------                               -----------
      Total assets                           $ 1,539,168                               $ 1,335,187
                                             ===========                               ===========
Interest-bearing liabilities:
  Deposits:
    NOW accounts                             $   132,437      $    753        0.76%    $   115,804       $  1,169       1.35%
    Savings and money market accounts            334,506         5,933        2.37         297,937          6,062       2.72
    Certificates of deposit                      474,233        19,211        5.42         432,153         17,365       5.37
    Escrow deposits                                6,428           142        2.95           5,732            266       6.20
                                             -----------      --------      -------    -----------       --------     -------
      Total interest-bearing-deposits            947,604        26,039        3.67         851,626         24,862       3.90
  Short-term borrowed funds                      107,065         2,288        2.86         110,456          2,756       3.34
  Advances from Federal
    Home Loan Bank                               165,929         6,683        5.38         102,221          4,843       6.33
                                             -----------      --------                 -----------       --------
      Total interest-bearing liabilities       1,220,598      $ 35,010        3.83%      1,064,303       $ 32,461       4.08%
  Noninterest-bearing liabilities                 88,493      ========                      74,049       ========
                                             -----------                               -----------
      Total liabilities                        1,309,091                                 1,138,352
  Stockholders' equity                           230,077                                   196,835
                                             -----------                               -----------
      Total liabilities and
        stockholders' equity                 $ 1,539,168                               $ 1,335,187
                                             ===========                               ===========
  Net interest-earning assets                $   276,848                               $   231,422
                                             ===========                               ===========
  Net interest income                                         $ 44,612                                   $ 37,518
                                                              ========                                   ========
  Interest rate spread (3)                                                    3.26%                                     3.13%
  Net interest margin (4)                                                     3.97%                                     3.86%
  Ratio of interest-earning assets to
    interest-bearing liabilities                                            122.68%                                   121.74%

_______________________________________
 (1) Balances are net of undisbursed proceeds of construction loans in process and include nonperforming loans.
 (2) Amounts are at fair market value.
 (3) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
 (4) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on the interest income and interest expense of the Company. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate/vol column shows the effects attributable to changes in both rate and volume, which cannot be segregated. The net column represents the sum of the prior columns.

                                                                   For the Nine Months Ended
                                                                   Ended September 30, 2001
                                                                     Compared to the Nine
                                                                Months Ended September 30, 2000

                                                               Increase (Decrease)
                                                                     Due to
                                                    Rate             Volume       Rate/Vol        Net
                                                  --------        ------------    --------      -------
Interest-earning assets:                                        (In thousands)
 Loans:
    Real estate                                   $   116         $ 1,407         $  3,080      $ 4,603
    Consumer                                          (58)            204              268          414
    Commercial                                       (101)            197              175          271
                                                  --------        -------         --------      -------
       Total loans                                    (43)          1,808            3,523        5,288
  Mortgage-backed securities                         (115)            551              699        1,135
  Collateralized mortgage obligations                   -           1,754                -        1,754
  Investment securities                                26             570              870        1,466
                                                  -------         -------         --------      -------
    Total interest-earning assets                    (132)          4,683            5,092        9,643
                                                  -------         -------         --------      -------

Interest-bearing liabilities:
  Deposits:
    NOW accounts                                     (168)             55             (303)        (416)
    Savings and money mkt accounts                   (256)            245             (118)        (129)
    Certificates of deposit                            47             557            1,242        1,846
    Other                                             (46)             11              (89)        (124)
                                                  -------         -------         --------      -------
       Total deposits                                (423)            868              732        1,177
  Short-term borrowed funds                          (130)            (28)            (310)        (468)
  Advances from Federal Home Bank                    (239)            995            1,084        1,840
                                                  -------         -------         --------      -------
       Total interest-bearing liabilities            (792)          1,835            1,506        2,549
                                                  -------         -------         --------      -------
  Increase in net interest income                 $   660         $ 2,848         $  3,586      $ 7,094
                                                  =======         =======         ========      =======

Provision for Loan Losses. The provision for loan losses was $1.63 million for the nine months ended September 30, 2001 compared to $825,000 for the nine months ended September 30, 2000. The increase in provision is due to the loan loss reserve ratios at First Federal being lower than the Bank's ratios, and uncertainty in the economy. At June 30, 2001 (last quarter-end prior to the acquisition) the Bank's allowance for loan losses was 1.14% of total loans as compared to First Federal's allowance for loan losses as a percentage of total loans of 0.74%. Although First Federal had a different loan mix, management deemed it prudent to increase the loan loss provision during the third quarter of 2001. Based on current information, management believes the provision for loan losses will return to the previous quarter level for the foreseeable future. The allowance for loan losses was 1.11% of total loans and 252.91% of nonperforming loans at September 30, 2001 compared to 1.14% and 122.59%, respectively at September 30, 2000.

Noninterest Income. Noninterest income totaled $5.01 million and $6.36 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease was primarily due to the other than temporary impairment of equity investment securities of $3.92 million, partially offset by increased service charge and fee income in the first nine months of 2001 and losses on sales of securities in the year earlier period. On a quarterly basis, the Bank reviews available-for-sale investment securities with unrealized depreciation for six consecutive months to assess whether the decline in fair value is temporary or other than temporary. The Bank judges whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons. Once the estimated reasons for the decline are identified, further judgments are required as to whether those causal events are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. In accordance with this policy, during the three months ended September 30, 2001 the Bank recorded other than temporary impairment of 18 equity securities totaling $3.92 million. At September 30, 2001, the Bank had net unrealized gains of $8.03 million remaining in its equity security portfolio. Service charges and fees were $6.90 million for the nine months ended September 30, 2001 compared to $5.67 million for the nine months ended September 30, 2000. Income from service charges and fees increased $555,000 due to increased fees on demand deposit accounts, $357,000 from increased ATM fees, $197,000 from increased Visa and MasterCard fees and $113,000 due to growth in merchant services operations. During the first nine months of 2000, the Company sold securities resulting in net losses of $990,000 as compared to security gains in the current nine-month period of $81,000. In the prior year period, the Company restructured its security portfolio in anticipation of becoming a public entity. Gains on sales of mortgage loans increased from $207,000 for the first nine months of 2000 to $290,000 for the first nine months of 2001. Other fee income increased from $1.48 million for the nine months ended September 30, 2000 to $1.65 million for the nine months ended September 30, 2001. The increase was primarily due to higher income from the purchase of life insurance of $433,000, partially offset by lower fees earned from brokerage services of $237,000.

Noninterest Expense. Noninterest expense decreased $2.23 million, or 5.80%, for the nine months ended September 30, 2001 from $38.47 million for the nine months ended September 30, 2000 to $36.24 million for the nine months ended September 30, 2001. The decrease in noninterest expense for the first nine months of 2001 was primarily due to the expense of $8.32 million of securities contributed to SBM Charitable Foundation, Inc. in connection with the Company's March 2000 initial public offering, partially offset by the nonrecurring charges pertaining to director and employee retirement expenses ($1.42 million) and relocation and branch closing costs ($872,000). Excluding these nonrecurring expenses, noninterest expense increased $3.80 million, or 12.60%, from $30.15 million for first nine months of 2000 to $33.95 million for first nine months of 2001. During the third quarter of 2001, the Company recorded noninterest expenses totaling $2.29 million that are nonrecurring in nature. The Company recorded director and employee retirement expenses of $1.42 million during the quarter. The Bank offered an early retirement package to certain employees resulting in a charge of $547,000. CTBS granted stock options and restricted stock to the former Chairman of the Board, incurring $541,000 of expense. CTBS also accelerated the vesting of previously granted stock options and restricted stock to a director who is retiring on December 31, 2001. The charge incurred with the vesting acceleration was $331,000. The Bank recorded $872,000 of relocation and branch closing costs primarily due to the closing of five SBM branches that were no longer necessary due to overlap of market areas caused by the acquisition of First Federal. Employee benefits increased $2.13 million, or 49.19%, from $4.33 million for the nine months ended September 30, 2000 to $6.46 million for the nine months ended September 30, 2001. The increase was due to the granting of restricted stock under the 2000 Stock-Based Incentive Plan resulting in a charge of $1.23 in the first nine months of 2001, increased ESOP expense of $407,000 due to a higher average stock price, and an increase in health insurance costs of $297,000. Fees and services increased $549,000, or 15.91%, from $3.45 million for the first nine months of 2000 to $4.00 million for the first nine months of 2001. The increase in this category was mainly due to increased legal, director, and franchise tax fees. Many of these increases resulted directly and indirectly from the conversion from mutual holding company form to stock holding company form. Amortization of other intangible assets increased $395,000 or 121.91% during the first nine months of 2001. Due to the acquisition of First Federal, the Company recorded other intangible assets for noncompete agreements with former First Federal executives and a core deposit intangible. The noncompete agreement intangible totaled $3.25 million at September 30, 2001, and is being amortized on a straight-line basis over its term of twelve months. The core deposit intangible totaled $8.75 million at September 30, 2001, and is being amortized on a straight-line basis over its estimated life of eight years.

Provision for Income Taxes. Income tax expense increased $2.46 million from $1.52 million for the first nine months of 2000 to $3.98 million for the nine months ended September 30, 2001. The effective tax rate was 33.88% for the nine months ended September 30, 2001 and 33.16% for the nine months ended September 30, 2000.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. Primary sources of funds consist of deposit inflows, loan repayments, maturities, paydowns, sales of collateralized mortgage obligations, investment and mortgage-backed securities and advances from Federal Home Loan Bank of Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are influenced by general interest rates, economic conditions and competition.

The Company's primary investing activities are (1) originating residential one-to four-family mortgage loans and, to a lesser extent, commercial business and real estate loans, multi-family loans, single-family construction loans, home equity loans and lines of credit and consumer loans and (2) investing in mortgage-backed securities, collateralized mortgage obligations, U.S. Government and agency obligations and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposit growth and Advances from Federal Home Loan Bank of Boston. During the nine months ended September 30, 2001, the Bank's loan originations, net of repayments, totaled $94.68 million. The Bank also acquired $284.66 million in gross loans from First Federal. For the nine months ended September 30, 2001, the Bank purchased investments in mortgage-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations totaling $57.38 million. The Bank also acquired $612.49 million in investment securities from First Federal. The Bank experienced a net increase in total deposits of $652.10 million (of which $635.12 million were the result of the First Federal acquisition) for the nine months ended September 30, 2001. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Company closely monitors its liquidity position on a daily basis. If the Company should require additional funds, additional funds are available through Advances from the Federal Home Loan Bank and through repurchase agreement borrowing facilities.

Outstanding commitments for all loans and unadvanced construction loans and lines of credit totaled $246.37 million at September 30, 2001. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that are scheduled to mature in one year or less from September 30, 2001 totaled $513.98 million. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. Occasionally, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank's historical experience with deposit retention, management believes that a significant portion of its deposits will remain with the Bank.

SBM must satisfy various regulatory capital requirements administered by the federal banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2001, SBM exceeded all of its regulatory capital requirements with a leverage capital level of $150.68 million, or 8.85% of average assets, which is above the required level of $68.12 million, or 4.0%, and total risk-based capital of $166.00 million, or 11.10% of risk weighted assets, which is above the required level of $119.62 million, or 8.0%. SBM is considered "well capitalized" under regulatory guidelines.

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

Impact of New Accounting Standards

In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS No. 140 replaces SFAS No. 125. Certain disclosure provisions required by SFAS No. 140 were effective immediately. Additional requirements related to SFAS No. 140 became effective beginning March 31, 2001. These additional requirements had no effect on the Company's consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The acquisition of First Federal was accounted for under the purchase method of accounting.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." With the adoption of SFAS No. 142, goodwill will no longer be subject to amortization over its estimated useful life, but will be subject to annual assessment for impairment by applying a fair-value-based test. Recognized intangible assets, such as core deposit intangibles, will be amortized over their useful lives. The Company has recorded goodwill of $19.97 million as of September 30, 2001. Under the new standard, this goodwill associated with the First Federal acquisition will not be amortized but will be subject to an annual impairment test. The Company will continue to amortize other intangible assets of $13.64 million as of September 30, 2001 relating to core deposit intangibles and noncompete agreements over their estimated useful lives on a straight line basis.

In July 2001, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 102 ("SAB No. 102"), "Selected Loan Loss Methodology and Documentation Issues." SAB No. 102 provides detailed guidance on the development, documentation and application of a systematic methodology in determining an allowance for loan losses. The additional documentation requirements did not have any effect on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. These new rules will have no effect on the Company's consolidated financial statements.

In September 2001, The Emerging Issues Task Force ("EITF") issued EITF No. 01-10, "Accounting for the Impact of the September 11, 2001 Terrorist Acts," which provides guidance on how the costs related to the terrorist acts should be classified, how to determine whether an asset impairment should be recognized and how liabilities for losses and other costs should be recognized. EITF No. 01-01 did not have any effect on the Company's consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
        -----------------------------------------------------------

At September 30, 2001 there have been no material changes in information regarding quantitative and qualitative disclosure about market risk from the information presented as of December 31, 2000 in the Company's Form 10-K.

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

Not applicable.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

None.

Item 5.  Other Information.
         -----------------

       On September 14, 2001 CTBS announced that its Board of Directors has authorized the repurchase of up to 561,600 shares, or approximately 5% of its outstanding shares of common stock. It is intended that such shares will be repurchased in open market transactions, including unsolicited block purchases, over the next six to twelve months, subject to market conditions. CTBS had not repurchased any shares under this plan as of November 4, 2001.

       On September 24, 2001, CTBS declared a quarterly cash dividend of $0.11 per share on outstanding shares of its common stock. The dividend was paid on October 23, 2001 to stockholders of record as of the close of business on October 9, 2001.

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

       (b)     Reports on Form 8-K

       On September 5, 2001, the Company filed a Form 8-K to announce the acquisition of First Federal Savings and Loan Association of East Hartford, a federally chartered savings association. The press releases announcing the completion of the acquisition were filed by exhibit.

CONFORMED

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CONNECTICUT BANCSHARES, INC.


Dated: November 10, 2001         By: /s/ Richard P. Meduski
                                     ---------------------------------------
                                     Richard P. Meduski
                                     President and Chief Executive Officer
                                     (principal executive officer)

Dated: November 10, 2001         By: /s/ Michael J. Hartl
                                     ----------------------------------------
                                     Michael J. Hartl
                                     Senior Vice President and Chief Financial
                                     Officer (principal financial and accounting
                                     officer)