Form 10-K405
period 2001-12-31
CONNECTICUT BANCSHARES INC/DE
filed 2002-03-29
CIK 1097882

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the Fiscal Year Ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         Commission File Number: 0-28389

                          CONNECTICUT BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                           06-1564613
---------------------------------------------         -----------------------------------
(State or other jurisdiction of incorporation         (I.R.S.Employer Identification No.)
or organization)

923 Main Street, Manchester, Connecticut                           06040
--------------------------------------------         ---------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number:                                (860) 646-1700
                                                     ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

     None.

Securities registered pursuant to Section 12(g)of the Act:

     Common Stock, par value $0.01 per share.

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such
filing requirements for the past 90 days. YES X   NO
                                             ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

     The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 19, 2002 was $293,676,585.

     As of March 19, 2002, there were 11,249,826 shares of the registrant's common stock outstanding.

     Documents Incorporated by Reference:

     Part III of this Form 10-K incorporates information by reference from the registrant's definitive proxy statement which will be filed no later than 120 days after December 31, 2001.

                                      INDEX

                                                                                                   Page No.
                                                                                                   --------
PART I

         Item 1.      Business.........................................................................1

         Item 2.      Properties......................................................................36

         Item 3.      Legal Proceedings...............................................................42

         Item 4.      Submission of Matters to a Vote of Security Holders.............................42

PART II

         Item 5.      Market for the Registrant's Common Equity
                      and Related Stockholder Matters.................................................42

         Item 6.      Selected Financial Data.........................................................43

         Item 7.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.............................................46

         Item 7A.     Quantitative and Qualitative Disclosure About Market Risk.......................58

         Item 8.      Financial Statements and Supplementary Data.....................................62

         Item 9.      Changes in and Disagreements With Accountants on
                      Accounting and Financial Disclosure.............................................62

PART III

         Item 10.     Directors and Executive Officers of the Registrant..............................63

         Item 11.     Executive Compensation..........................................................63

         Item 12.     Security Ownership of Certain Beneficial Owners and Management..................63

         Item 13.     Certain Relationships and Related Transactions..................................63

PART IV

         Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K................64

SIGNATURES

Forward Looking Statements

     This Form 10-K contains forward-looking statements that are based on assumptions and describe future plans, strategies and expectations of Connecticut Bancshares, Inc. ("CTBS") and its wholly-owned subsidiary, The Savings Bank of Manchester ("SBM" or the "Bank"), and its wholly-owned subsidiaries (collectively, the "Company"). These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Subject to applicable laws and regulations, the Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

                                     PART I

Item 1. Business.
-----------------

     CTBS, a Delaware corporation, was organized in October 1999 for the purpose of becoming the holding company for SBM upon the conversion of the Bank's former parent holding company, Connecticut Bankshares, M.H.C. ("M.H.C."), from a mutual to stock form of organization (the "Conversion"). The Conversion was completed on March 1, 2000. In connection with the Conversion, the Company sold 10,400,000 shares of its common stock, par value $0.01 per share ("Common Stock") at a purchase price of $10 per share, to depositors of the Bank in a subscription offering. In addition, the Company issued an additional 832,000 shares, representing 8% of the shares sold in the subscription offering, to SBM Charitable Foundation, Inc., a charitable foundation established by the Bank. The Company does not transact any material business other than through the Bank. The Company used 50% of the net proceeds from the conversion to buy all of the common stock of the Bank and retained the remaining 50% which was primarily invested in fixed income securities.

     On August 31, 2001, the Bank acquired First Federal Savings and Loan Association of East Hartford ("First Federal") for $106.75 million in cash. Immediately after the completion of the acquisition, First Federal was merged into the Bank. The results of First Federal are included in the historical results of the Company subsequent to August 31, 2001.

     The Bank was founded in 1905 as a Connecticut-chartered mutual savings bank. In 1996, the Bank converted to stock form as part of the M.H.C.'s mutual holding company formation. The Bank is regulated by the Connecticut Department of Banking and the Federal Deposit Insurance Corporation. The Bank's deposits are insured to the maximum allowable amount by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. The Bank is a member of the Federal Home Loan Bank System.

     The Bank is a traditional savings association that accepts retail deposits from the general public in the areas surrounding its 28 full-service banking offices and uses those funds, together with funds generated from operations and borrowings, to originate residential mortgage loans, commercial loans and consumer loans, primarily home equity loans and lines of credit. The Bank primarily holds the loans that it originates for investment. However, the Bank also sells loans, primarily fixed-rate mortgage loans, in the secondary market, while generally retaining the servicing rights. The Bank also invests in mortgage-backed securities, debt and equity securities and other permissible investments. The Bank's revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on investment and mortgage-backed securities. The

Bank's primary sources of funds are deposits, principal and interest payments on loans and investments and mortgage-backed securities and advances from the Federal Home Loan Bank of Boston.

Market Area

     The Bank is headquartered in Manchester, Connecticut in Hartford County. The Bank's primary deposit gathering and lending areas are concentrated in the communities surrounding its 28 banking offices located in Hartford, Tolland and Windham Counties.

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

Competition

     The Bank faces intense competition in attracting deposits and loans in its primary market area. Historically, the Bank's most direct competition for deposits came from the several commercial and savings banks operating in its primary market area and, to a lesser extent, from other financial institutions, such as brokerage firms, credit unions and insurance companies. Although these entities continue to provide a source of competition for deposits, the Bank faces increasingly significant competition for deposits from the mutual fund industry as customers seek alternative sources of investment for their funds. The Bank also must compete for investors' funds which may be used to purchase short-term money market securities and other corporate and government securities. While the Bank faces competition for loans from the significant number of traditional financial institutions, primarily savings banks and commercial banks in its market area, its most significant competition comes from other financial services providers, such as the mortgage companies and mortgage brokers operating in its primary market area. Additionally, the Bank faces increased competition as a result of recent regulatory actions and legislative changes, most notably the enactment of the Financial Services Modernization Act of 1999. These changes have eased and likely will continue to ease restrictions on interstate banking and entry into the financial services market by non-depository and non-traditional financial services providers, including insurance companies, securities brokerage and underwriting firms, and specialty financial services companies such as Internet-based providers.

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

                                                              At December 31,
                               -------------------------------------------------------------------------
                                         2001                      2000                    1999
                               -----------------------   -----------------------   ---------------------
                                            Percent of                Percent of              Percent of
                                 Amount       Total        Amount       Total       Amount       Total
                               ----------   ----------   ----------   ----------   --------   ----------
                                                          (Dollars in thousands)
Real estate loans:
 One- to four-family           $  841,895      58.61%    $  586,536      58.22%    $544,732      57.40%
 Construction (1)                  76,551       5.33         32,590       3.24       40,690       4.29
 Commercial and multi-
  family                          231,644      16.13        162,411      16.12      155,085      16.34
                               ----------     ------     ----------     ------     --------     ------
  Total real estate loans       1,150,090      80.07        781,537      77.58      740,507      78.03
                               ----------     ------     ----------     ------     --------     ------
Commercial loans                  166,314      11.58        146,360      14.52      134,637      14.19
                               ----------     ------     ----------     ------     --------     ------
Consumer loans:
 Home equity lines of credit       35,592       2.48         27,203       2.70       23,019       2.43
 Other                             84,375       5.87         52,358       5.20       50,794       5.35
                               ----------     ------     ----------     ------     --------     ------
  Total consumer loans            119,967       8.35         79,561       7.90       73,813       7.78
                               ----------     ------     ----------     ------     --------     ------
  Total loans                   1,436,371     100.00%     1,007,458     100.00%     948,957     100.00%
                                              ======                    ======                  ======
Allowance for loan losses         (15,228)                  (11,694)                (10,617)
                               ----------                ----------                --------
 Total loans, net              $1,421,143                $  995,764                $938,340
                               ==========                ==========                ========

                                               At December 31,
                               ---------------------------------------------
                                       1998                    1997
                               ---------------------   ---------------------
                                          Percent of              Percent of
                                Amount       Total       Amount     Total
                               --------   ----------   --------   ----------
                                             (Dollars in thousands)
Real estate loans:
 One- to four-family           $464,623      56.85%    $489,105      60.53%
 Construction (1)                35,860       4.39       23,524       2.90
 Commercial and multi-
  family                        131,717      16.11      117,622      14.55
                               --------     ------     --------     ------
  Total real estate loans       632,200      77.35      630,251      77.98
                               --------     ------     --------     ------
Commercial loans                114,650      14.03      106,874      13.22
                               --------     ------     --------     ------
Consumer loans:
 Home equity lines of credit     21,605       2.64       20,559       2.54
 Other                           48,917       5.98       50,553       6.26
                               --------     ------     --------     ------
  Total consumer loans           70,522       8.62       71,112       8.80
                               --------     ------     --------     ------
  Total loans                   817,372     100.00%     808,237     100.00%
                                            ======                  ======
Allowance for loan losses       (10,585)                 (9,945)
                               --------                --------
 Total loans, net              $806,787                $798,292
                               ========                ========

----------
(1) Includes construction to permanent residential and commercial real estate loans.

     One- to Four-Family Real Estate Loans. The Bank's primary lending activity is to originate loans secured by one- to four-family residences located in its primary market area. Of the one- to four-family loans outstanding at December 31, 2001, 70.79% were fixed-rate mortgage loans and 29.21% were adjustable-rate loans.

     The Bank originates fixed-rate fully amortizing loans with maturities ranging between ten and thirty years. Management establishes the loan interest rates based on market conditions. The Bank offers mortgage loans that conform to Fannie Mae and Freddie Mac guidelines, as well as jumbo loans, which are presently loans in amounts over $300,700. Fixed-rate conforming loans are generally originated to be held in the Bank's portfolio. However, the Bank may sell such loans from time to time. Management periodically determines whether or not to sell loans based on changes in prevailing market interest rates. Loans that are sold are generally sold to Freddie Mac, with the servicing rights retained.

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

     The Bank underwrites fixed- and variable-rate one- to four-family residential mortgage loans with loan-to-value ratios of up to 97% and 95%, respectively, provided that a borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value or sales price, whichever is less, of the secured property. The Bank also requires that fire, casualty, title, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans made by the Bank. An independent licensed appraiser generally appraises all properties.

     In an effort to provide financing for moderate income and first-time home buyers, the Bank offers FHA (Federal Housing Authority) and CHFA (Connecticut Housing Finance Authority) loans and has its own First-Time Home Buyer loan program. These programs offer residential mortgage loans to qualified individuals. These loans are offered with adjustable- and fixed-rates of interest and terms of up to 30 years. Such loans may be secured by one- to four-family residential property, in the case of FHA and CHFA loans, and must be secured by a single-family owner-occupied unit in the case of First-Time Home Buyer loans. All of these loans are originated using modified underwriting guidelines. FHA loans are closed in the name of the Bank and immediately sold in the secondary market to Countrywide Mortgage Company with the loan servicing rights released. CHFA loans are immediately assigned after closing to the Connecticut Housing Finance Authority with servicing rights retained by the Bank. Countrywide Mortgage and CHFA establish their respective rates and terms upon which such loans are offered. First-Time Home Buyer loans are offered with a discounted interest rate (approximately 50 basis points) and usually with no application or loan origination fees. All such loans are originated in amounts of up to 97% of the lower of the property's appraised value or the sale price. Private mortgage insurance is required on all such loans.

     The Bank also offers to its full-time employees who satisfy certain criteria and the general underwriting standards of the Bank fixed and adjustable-rate mortgage loans with reduced interest rates, which are currently 50 to 100 basis points below the rates offered to the Bank's other customers. The Employee Mortgage Rate is limited to the purchase, construction or refinancing of an employee's owner-occupied residence. The Employee Mortgage Rate normally ceases upon termination of employment or if the property no longer is the employee's residence. Upon termination of the Employee Mortgage Rate, the interest rate reverts to the contract rate in effect at the time that the loan was extended. All other terms and conditions contained in the original mortgage and note continue to remain in effect. As of December 31, 2001, the Bank had $13.12 million of Employee Mortgage Rate loans, or 0.91% of total loans.

     Construction Loans. The Bank originates construction loans to individuals for the construction and acquisition of personal residences. At December 31, 2001, the unadvanced portion of construction loans totaled $9.52 million.

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

     Before making a commitment to fund a residential construction loan, the Bank requires an appraisal of the property by an independent licensed appraiser. The Bank also reviews and inspects each property before disbursing any funds during the term of the construction loan. Loan proceeds are disbursed after each inspection based on the percentage-of-completion method.

     The Bank also originates residential development loans primarily to finance the construction of single-family homes and subdivisions. At December 31, 2001, residential development loans totaled $27.08 million, or 1.89% of the Bank's total loans. These loans are generally offered to experienced builders with whom the Bank has an established relationship. Residential development loans are typically offered with terms of up to 24 months. The maximum loan-to-value limit applicable to these loans is 80% for contract sales and 75% for speculative properties. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by an approved appraiser of the Bank warrants.

     The Bank also makes construction loans for commercial development projects. The projects include multi-family, apartment, industrial, retail and office buildings. These loans generally have an interest-only phase during construction and then convert to permanent financing. Disbursement of funds are at the sole discretion of the Bank and are based on the progress of construction. The maximum loan-to-value limit applicable to these loans is 80%. At December 31, 2001, commercial construction loans totaled $27.30 million, or 1.90% of total loans.

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

     Commercial and Multi-Family Real Estate Loans. The Bank originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in the Bank's primary market area. The Bank's multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with the Bank's current loans-to-one-borrower limit, which at December 31, 2001 was $32.69 million. The Bank's multi-family and commercial real estate loans may be made with terms of up to 25 years and are offered with interest rates that adjust periodically and are generally indexed to the one, three or five year Constant Maturity Treasury index or Federal Home Loan Bank Advance rates with a comparable term. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, the Bank will also consider the term of the lease and the quality of the tenants. The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. Environmental surveys are generally required for commercial real estate loans. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals.

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

     Commercial Loans. The Bank makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. The Bank offers a variety of commercial lending products, including term loans for fixed assets and working capital, revolving lines of credit, letters of credit, and Small Business Administration guaranteed loans. The maximum amount of a commercial business loan is limited by the Bank's loans-to-one-borrower limit which at December 31, 2001, was $32.69 million. Term loans are generally offered with initial fixed rates of interest for one to five years and with terms of up to ten years. Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal. Business loans with variable rates of interest adjust on a daily basis and are indexed to the Bank's base rate. At December 31, 2001, the Bank had $66.26 million of unadvanced commercial lines of credit.

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

     Consumer Loans. The Bank offers a variety of consumer loans, including second mortgage loans and home equity lines of credit, both of which are secured by owner-occupied one- to four-family residences. At December 31, 2001, second mortgage loans and equity lines of credit totaled $74.83 million, or 5.21% of the Bank's total loans and 62.37% of consumer loans. Additionally, at December 31, 2001, the unadvanced amounts of home equity lines of credit totaled $36.64 million. The underwriting standards employed by the Bank for second mortgage loans and equity lines of credit include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity lines of credit have adjustable rates of interest which are indexed to the prime rate as reported in The Wall Street Journal. Interest rate adjustments on home equity lines of credit are limited to no more than a maximum of 17%. Generally, the maximum loan-to-value ratio on home equity lines of credit is 90%. A home equity line of credit may be drawn down by the borrower for a period of 10 years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only the interest. The borrower has to pay back the amount outstanding under the line of credit at the end of a 20-year period. The Bank offers fixed- and adjustable-rate second mortgage loans with terms up to 20 years. The loan-to-value ratios of both fixed-rate and adjustable-rate home equity loans are generally limited to 90%.

     The Bank offers fixed-rate automobile loans through local dealerships for new or used vehicles with terms of up to 72 months and loan-to-value ratios of the lesser of the purchase price or the retail value shown in the NADA Used Car Guide. At December 31, 2001, automobile loans totaled $28.27 million, or 1.97% of the Bank's total loans and 23.56% of consumer loans. For the year ended December 31, 2001, the Bank purchased $5.03 million of automobile loans from local dealerships.

     Other consumer loans at December 31, 2001 amounted to $16.87 million, or 1.17% of the Bank's total loans and 14.06% of consumer loans. These loans include unsecured personal loans, collateral loans, credit card loans and education loans. Unsecured personal loans generally have a fixed-rate, a maximum borrowing limitation of $25,000 and a maximum term of five years. Collateral loans are generally secured by a passbook account, a certificate of deposit or marketable securities.

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

     Loans to One Borrower. The maximum amount that the Bank may lend to one borrower is limited by statute. At December 31, 2001, the Bank's statutory limit on loans to one borrower was $32.69 million. At that date, the Bank's largest relationship was $14.68 million committed, of which $12.67 million was outstanding. The loan was performing according to its terms as of December 31, 2001.

     Maturity of Loan Portfolio. The following table shows the remaining contractual maturity of the Bank's total loans at December 31, 2001, excluding the effect of prepayments.

                                                                        At December 31, 2001
                                          ---------------------------------------------------------------------------------
                                                                      Commercial
                                             One-                     and multi-
                                           to four-       Cons-        family
                                           family      truction (1)   real estate    Commercial    Consumer       Total
                                          ----------   ------------   -----------   -----------   ----------   ------------
                                                                           (in thousands)
Amounts due in:
  One year or less                        $      590    $   15,255    $    1,811    $   37,939    $    1,479   $     57,074
  After one year:
    More than one year to three years          2,547        24,364         3,724        36,814        18,364         85,813
    More than three years to five years        6,121            --         6,273        32,434        26,362         71,190
    More than five years to 10 years          48,662         4,388        55,234        28,395        23,850        160,529
    More than 10 years to 15 years           173,271         1,372        73,873        14,811        15,201        278,528
    More 15 years                            610,704        31,172        90,729        15,921        34,711        783,237
                                          ----------   ------------   -----------   -----------   ----------   ------------
       Total amounts due                  $  841,895    $   76,551    $  231,644    $  166,314    $  119,967   $  1,436,371
                                          ==========   ============   ===========   ===========   ==========   ============

--------------
(1) Includes construction to permanent residential and commercial real estate loans.

     The following table sets forth, at December 31, 2001, the dollar amount of loans contractually due after December 31, 2002 and whether such loans have fixed interest rates or adjustable interest rates. Adjustable rate loans in the table below refer to loans in which the interest rate is subject to adjustment prior to the loan's final maturity dates.

                                               Due After December 31, 2002
                                        --------------------------------------
                                          Fixed      Adjustable      Total
                                        ----------   ----------   ------------
                                                   (in thousands)

Real estate loans:
  One- to four- family                  $  595,398   $  245,907   $    841,305
  Construction (1)                          29,337       31,959         61,296
  Commercial and multi-family               31,625      198,208        229,833
                                        ----------   ----------   ------------
     Total real estate loans               656,360      476,074      1,132,434
Commercial loans                            46,553       81,822        128,375
Consumer loans                              84,446       34,042        118,488
                                        ----------   ----------   ------------
     Total loans                        $  787,359   $  591,938   $  1,379,297
                                        ==========   ==========   ============

--------------
(1) Includes construction to permanent residential and commercial real estate loans.

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

     All one- to four-family mortgage loans secured by the borrower's primary residence in amounts of up to $500,000 and all residential construction and second mortgage loans and home equity lines of credit in amounts of up to $250,000 may be approved by a designated individual. All second mortgage loans and home equity lines of credit in excess of $250,000 and up to $500,000 require the approval of the Bank's loan committee. All residential and residential construction loans in excess of $500,000 and up to $1.00 million require the approval of the Bank's loan committee. All residential loans in excess of $1.00 million require the approval of the Executive Committee of the Board of Directors.

     All commercial loans, including commercial real estate loans, multifamily loans, commercial construction and development loans and commercial business loans in amounts of up to $500,000 may be approved by any two of the designated individuals with the appropriate authority. All commercial loans in excess of $500,000 and up to $3.00 million require the approval of the Bank's loan committee; and all commercial loans where an individual loan is in excess of $1.00 million or the aggregate indebtedness exceeds $3.00 million require the approval of the Executive Committee of the Board of Directors.

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

     Loan Originations, Purchases and Sales. The Bank's lending activities are conducted by its salaried and commissioned loan personnel and through non-bank third-party correspondents. Currently, the Bank uses 16 loan originators who solicit and originate mortgage loans on behalf of the Bank. These loan originators accounted for approximately 75% of the adjustable-rate and fixed-rate mortgage loans originated by the Bank in 2001. Loan originators are compensated by a commission that is based on product, mortgage type, and new or existing customer relationship. The commission currently ranges from 20 to 60 basis points of the loan amount. All loans originated by the loan originators are underwritten in conformity with the Bank's loan underwriting policies and procedures. At December 31, 2001, the Bank serviced $188.02 million of loans for others.

     From time to time, the Bank will purchase loans, primarily secured by one- to four-family residential properties located outside of the Bank's primary market area, usually in Fairfield County, Connecticut or in Massachusetts. Purchased loans are underwritten according to the Bank's own underwriting criteria and procedures and are generally purchased without the accompanying servicing rights. Amounts outstanding related to loan purchases totaled $56.53 million and $88.22 million at December 31, 2001 and 2000, respectively.

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

     The following table presents total loans originated, sold, purchased and repaid during the periods indicated.

                                                     For the Year Ended December 31,
                                                ----------------------------------------
                                                    2001          2000          1999
                                                ------------   ------------   ----------
                                                            (in thousands)
Loans at beginning of year                      $  1,007,458   $    948,957   $  817,372
                                                ------------   ------------   ----------
  Originations:
    Real estate:
      One- to four- family                           226,876         81,722      128,630
      Construction (1)                                90,364         53,376       60,500
      Commercial and multi-family                     51,381         15,915       31,571
                                                ------------   ------------   ----------
          Total real estate loans                    368,621        151,013      220,701
    Commercial                                       110,032         93,537       97,246
    Consumer                                          45,818         35,485       33,926
                                                ------------   ------------   ----------
      Total loans originated                         524,471        280,035      351,873
Loans acquired from First Federal                    279,956             --           --
Fair market adjustment for loans acquired
    from First Federal, net of amortization            4,202             --           --
Loans purchased                                           --         27,337       36,911
                                                ------------   ------------   ----------
      Total loans originated and purchased           808,629        307,372      388,784
Deduct:
    Principal loan repayments and prepayments        371,305        228,245      236,869
    Loan sales                                         6,976         19,989       18,646
    Charge-offs                                        1,131            433        1,360
    Transfers to other real estate owned                 304            204          324
                                                ------------   ------------   ----------
      Total deductions                               379,716        248,871      257,199
                                                ------------   ------------   ----------
Net increase in loans                                428,913         58,501      131,585
                                                ------------   ------------   ----------
Loans at end of year                            $  1,436,371   $  1,007,458   $  948,957
                                                ============   ============   ==========

--------------
(1) Includes construction to permanent residential and commercial real estate loans.

     Loan Commitments. The Bank issues loan commitments to prospective borrowers on the condition that certain events occur. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. At December 31, 2001, the Bank had loan commitments and unadvanced loans and lines of credit totaling $235.52 million.

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

     The Bank charges loan origination fees which are calculated as a percentage of the amount borrowed. As required by applicable accounting principles, loan origination fees, discount points and certain loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. At December 31, 2001, the Bank had $1.36 million of net deferred loan fees. The Bank amortized approximately $157,000 of net deferred loan fees during the year ended December 31, 2001.

     Nonperforming Assets, Delinquencies and Impaired Loans. All loan payments are due on the first day of each month. When a borrower fails to make a required loan payment, the Bank attempts to cure the deficiency by contacting the borrower and seeking the payment. A late notice is mailed on the 16th day of the month. In most cases, deficiencies are cured promptly. If a delinquency continues beyond the 30th day of the month, the account is referred to an in-house collector. The Bank generally prefers to work with borrowers to resolve problems, but the Bank will institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

     On a monthly basis, management informs the Board of Directors of the amount of loans delinquent for more than 30 days, all loans in foreclosure and all foreclosed and repossessed property that the Bank owns. The Bank ceases accruing interest on mortgage loans when principal or interest payments are delinquent 90 days or more unless management determines that the loan principal and interest is fully secured and in the process of collection. Once the accrual of interest on a loan is discontinued, all interest previously accrued is reversed against current period interest income once management determines that interest is uncollectable.

     On January 1, 1995, the Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan--an amendment to SFAS No. 114." At December 31, 2001, 2000 and 1999, the Bank had a $7.68 million, $6.92 million, and $11.49 million, respectively, recorded investment in impaired loans for which an additional valuation allowance of $157,000, $771,000 and $1,430,000, respectively, was required.

     At December 31, 2001, the Bank's largest nonperforming loan was a residential development relationship with $3.63 million committed and outstanding, and $2.39 million classified as nonperforming. The nonperforming loan is secured by a retirement facility located in Central New England. The remaining loans of the relationship are well secured and are performing according to their respective terms as of December 31, 2001.

     The following table sets forth information regarding nonperforming loans, troubled debt restructurings and other real estate owned at the dates indicated.

                                                                 At December 31,
                                            ---------------------------------------------------------
                                              2001        2000         1999        1998        1997
                                            --------    ---------   ----------   ---------   --------
                                                                (dollars in thousands)
Nonperforming loans:
  One- to four- family real estate          $  1,272     $    485    $     501    $    456   $  1,732
  Commercial and multi-family real estate      2,601        3,685       10,513         388        408
  Commercial                                   3,262        2,529          454         665        680
  Consumer                                       544          222           17          15         15
                                            --------     --------    ---------    --------   --------
Total nonperforming loans                      7,679        6,921       11,485       1,524      2,835
Other real estate owned                           84          125          604       1,759      4,708
                                            --------     --------    ---------    --------   --------
Total nonperforming assets                     7,763        7,046       12,089       3,283      7,543
  Troubled debt restructurings                    --           --           --          --         --
                                            --------     --------    ---------    --------   --------
Total nonperforming assets and troubled
  debt restructurings                       $  7,763     $  7,046    $  12,089    $  3,283   $  7,543
                                            ========     ========    =========    ========   ========
Total nonperforming loans and troubled
  debt restructurings as a percentage of
  total loans                                   0.53%        0.69%        1.21%       0.19%      0.35%
Total nonperforming assets and troubled
  debt restructurings as a percentage of
  total assets                                  0.32%        0.50%        0.98%       0.30%      0.73%

     Interest income that would have been recorded for the years ended December 31, 2001, 2000 and 1999 had nonaccruing loans been current according to their original terms amounted to approximately $446,000, $568,000 and $635,000, respectively. No interest related to these loans was included in interest income in any year.

     The following tables set forth the delinquencies in the Bank's loan portfolio as of the dates indicated.

                                           At December 31, 2001                          At December 31, 2000
                                 ---------------------------------------------   ---------------------------------------------
                                      60-89 Days           90 Days or More           60-89 Days           90 Days or More
                                 ---------------------   ---------------------   ---------------------   ---------------------
                                            Principal               Principal               Principal               Principal
                                  Number    Balance of    Number    Balance of    Number    Balance of    Number    Balance of
                                 of Loans     Loans      of Loans     Loans      of Loans     Loans      of Loans     Loans
                                 --------   ----------   --------   ----------   --------   ----------   --------   ----------
                                                                    (dollars in thousands)
Real estate loans:
  One- to four- family              4        $    660        6        $  727         2      $   42           6       $  301
  Commercial and multi-
    family                          3             740       --            --        --          --          --           --
                                   --        --------       --        ------        --      ------          --       ------
    Total real estate loans         7           1,400        6           727         2          42           6          301
                                   --        --------       --        ------        --      ------          --       ------
Commercial loans                    7             783        7           217         7         310           3          139
                                   --        --------       --        ------        --      ------          --       ------
Consumer loans                     54             476       59           160        24          71          63          212
                                   --        --------       --        ------        --      ------          --       ------
    Total                          68        $  2,659       72        $1,104        33      $  423          72       $  652
                                   ==        ========       ==        ======        ==      ======          ==       ======
Delinquent loans to total
  loans                                          0.19%                  0.08%                 0.04%                    0.06%
                                             ========                 ======                ======                   ======

                                                At December 31, 1999
                               ------------------------------------------------
                                   60-89 Days                 90 Days or More
                               -----------------------    ---------------------
                                          Principal                  Principal
                               Number     Balance of       Number    Balance of
                              of Loans       Loans        of Loans     Loans
                              --------    ----------      --------   ----------
                                          (dollars in thousands)
Real estate loans:
  One- to four- family           1           $ 32            3         $227
  Commercial and multi-
    family                      --             --           --           --
                                --           ----           --         ----
    Total real estate loans      1             32            3          227
                                --           ----           --         ----
Commercial loans                 5            223            3          124
                                --           ----           --         ----
Consumer loans                   3              5            7            7
                                --           ----           --         ----
    Total                        9           $260           13         $358
                                --           ----           --         ----
 Delinquent loans to total
  loans                                      0.03%                     0.04%
                                             ====                      ====

     Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired, it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition are expensed. At December 31, 2001, the Bank had $84,000 of real estate owned, consisting of a one- to four-family residence.

     Asset Classification. Banking regulators have adopted various regulations and practices regarding problem assets of savings institutions. Under such regulations, federal and state examiners have authority to identify problem assets during examinations and, if appropriate, require their classification.

     There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectable and of such little value that it's continued status as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover probable losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention." The Bank performs an internal analysis of its loan portfolio and assets to classify such loans and assets similar to the manner in which such loans and assets are classified by the federal banking regulators. In addition, the Bank regularly analyzes the losses inherent in its loan portfolio and its nonperforming loans in determining the appropriate level of the allowance for loan losses.

     Allowance for Loan Losses. The Bank devotes significant attention to maintaining high loan quality through its underwriting standards, active servicing of loans and aggressive management of nonperforming assets. The allowance for loan losses is maintained at a level estimated by management to provide adequately for possible loan losses which are inherent in the loan portfolio. Possible loan losses are estimated based on a quarterly review of the loan portfolio, loss experience, specific problem loans, economic conditions and other pertinent factors. In assessing risks inherent in the portfolio, management considers the risk of loss on nonperforming and classified loans including an analysis of collateral in each situation. The Bank's methodology for assessing the appropriateness of the allowance includes several key elements. Problem loans are identified and analyzed individually to estimate specific losses. The loan portfolio is also segmented into pools of loans that are similar in type and risk characteristics (i.e., commercial, consumer and mortgage loans). Loss factors are applied using the Bank's historic experience and may be adjusted for significant factors that in management's judgment affect the collectability of the portfolio as of the evaluation date. Additionally, the portfolio is segmented into pools based on internal risk ratings with loss factors applied to each rating category. Other factors considered in determining possible loan losses are the impact of larger concentrations in the portfolio, trends in loan growth, the relationship and trends in recent years of recoveries as a percentage of prior chargeoffs and peer bank's loss experience.

     The allowance for loan losses is increased or decreased by provisions or credits charged to operations, which represent an estimate of losses that occurred during the period and a correction of estimates of losses recorded in prior periods. Confirmed losses, net of recoveries, are charged directly to the allowance and the loans are written down.

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

     A portion of the allowance for loan losses is not allocated to any specific segment of the loan portfolio. This non-specific reserve is maintained for two primary reasons: there exists an inherent subjectivity and imprecision to the analytical processes employed and the prevailing business environment, as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. Moreover, management has identified certain risk factors, which could impact the degree of loss sustained within the portfolio. These include: market risk factors, such as the effects of economic variability on the entire portfolio, and unique portfolio risk factors that are inherent characteristics of the Bank's loan portfolio. Market risk factors may consist of changes to general economic and business conditions that may impact the Bank's loan portfolio customer base in terms of ability to repay and that may result in changes in value of underlying collateral. Unique portfolio risk factors may include industry or geographic concentrations, or trends that may exacerbate losses resulting from economic events which the Bank may not be able to fully diversify out of its portfolio.

     Due to the imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank's analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and maintains a non-specific allowance for loan losses. The amount of the non-specific allowance was $3.05 million at December 31, 2001 compared to $3.16 million at December 31, 2000. As a percentage of the allowance for loan losses, the unallocated was 20.02% of the total allowance for loan losses at December 31, 2001 and 27.03% of the total allowance for loan losses at December 31, 2000.

     The Bank uses three separate methods to estimate the allowance for loan losses and then uses a weighted average formula to estimate the final allowance for loan losses. The Bank uses a portfolio segmentation method, a risk rating method, and a historical method for estimating the allowance for loan losses. In 2000, the Bank's weighting factors for these three methods was 40%, 40% and 20%, respectively, while in 2001 the weighting factors were 45%, 45% and 10%, respectively. The historic method weighting factor was reduced during 2001 as it has consistently and substantially produced a lower reserve amount than the other two methods and management believes less emphasis should be placed on this method given the economic environment at December 31, 2001.

     Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary, and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Bank believes it has established its existing allowance for loan losses consistent with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Material increases in the allowance for loan losses will adversely affect the Bank's financial condition and results of operations.

     The following table presents an analysis of the Bank's allowance for loan losses at and for the periods indicated.

                                                    At or For the Year Ended December 31,
                                              --------------------------------------------------
                                                2001       2000       1999       1998      1997
                                              -------    -------    -------    -------    ------
                                                            (dollars in thousands)
Allowance for loan losses,
  beginning of year                           $11,694    $10,617    $10,585    $ 9,945    $9,131
                                              -------    -------    -------    -------    ------

Acquisition of First Federal Savings and
  Loan Association of East Hartford             2,174         --         --         --        --

Charged-off loans:
  One- to four- family real estate                327         84        110        340       299
  Commercial and multi-family
    real estate                                   102         14        790        112       133
  Commercial                                      488        244        337        483       311
  Consumer                                        214         91        123        152       203
                                              -------    -------    -------    -------    ------
    Total charged-off loans                     1,131        433      1,360      1,087       946
                                              -------    -------    -------    -------    ------

Recoveries on loans previously charged off:
  One-to four- family real estate                 123        153         55        146       215
  Commercial and multi-family
    real estate                                    82         80         98         12        10
  Commercial                                      256         26         96        283       229
  Consumer                                         30         51         43         86       106
                                              -------    -------    -------    -------    ------
    Total recoveries                              491        310        292        527       560
                                              -------    -------    -------    -------    ------
Net loans charged-off                             640        123      1,068        560       386
                                              -------    -------    -------    -------    ------
Provision for loan losses                       2,000      1,200      1,100      1,200     1,200
                                              -------    -------    -------    -------    ------
Allowance for loan losses,
  end of year                                 $15,228    $11,694    $10,617    $10,585    $9,945
                                              =======    =======    =======    =======    ======

Net loans charged-off to average
  gross loans                                    0.06%      0.01%      0.12%      0.07%     0.05%
Allowance for loan losses
  to total loans                                 1.06       1.16       1.12       1.30      1.23
Allowance for loan losses to
  nonperforming loans and troubled
  debt restructurings                          198.31     168.96      92.44     694.55    350.79
Net loans charged-off to allowance
  for loan losses                                4.20       1.05      10.06       5.29      3.88
Recoveries to charge-offs                       43.41      71.59      21.47      48.48     59.20

     The following table presents the approximate allocation of the allowance for loan losses by loan categories at the dates indicated and the percentage of such amounts to the total allowance and to total loans. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not indicative of future losses and does not restrict the use of any of the allowance to absorb losses in any category. The non-specific allowance previously mentioned has been allocated in proportion to the allocated allowance for purposes of this table.

                                                                    At December 31,
                          ---------------------------------------------------------------------------------------------------
                                         2001                              2000                              1999
                          -------------------------------   -------------------------------   -------------------------------
                                    Percent of    Percent             Percent of    Percent             Percent of    Percent
                                    Allowance    of Loans              Allowance   of Loans              Allowance   of Loans
                                     in Each      in Each               in Each     in Each               in Each     in Each
                                     Category    Category              Category    Category              Category    Category
                                     to Total    to Total              to Total    to Total              to Total    to Total
                           Amount    Allowance     Loans     Amount    Allowance     Loans     Amount    Allowance     Loans
                          -------   ----------   --------   -------   ----------   --------   -------   ----------   --------
                                                              (dollars in thousands)
Real estate               $ 9,450       62%         80%     $ 6,221       53%         78%     $ 5,198       49%         78%
Commercial                  4,474       29          12        4,470       38          14        4,473       42          14
Consumer                    1,304        9           8        1,003        9           8          946        9           8
                          -------      ---         ---      -------      ---         ---      -------      ---         ---
    Total allowance
        for loan losses   $15,228      100%        100%     $11,694      100%        100%     $10,617      100%        100%
                          =======      ===         ===      =======      ===         ===      =======      ===         ===

                                                   At December 31,
                          ----------------------------------------------------------------
                                       1998                              1997
                          -------------------------------   ------------------------------
                                    Percent of    Percent            Percent of    Percent
                                     Allowance   of Loans             Allowance   of Loans
                                     in Each      in Each              in Each     in Each
                                     Category    Category             Category    Category
                                     to Total    to Total             to Total    to Total
                           Amount    Allowance      Loans   Amount    Allowance     Loans
                          -------   ----------   --------   ------   ----------   --------
                                              (dollars in thousands)
Real estate               $ 4,995       47%         77%     $4,310       43%         78%
Commercial                  4,714       45          14       4,913       50          13
Consumer                      876        8           9         722        7           9
                          -------      ---         ---      ------      ---         ---
    Total allowance
        for loan losses   $10,585      100%        100%     $9,945      100%        100%
                          =======      ===         ===      ======      ===         ===

Investment Activities

     General. Under Connecticut law, the Company has authority to purchase a wide range of investment securities. As a result of recent changes in federal banking laws, however, financial institutions such as the Bank may not engage as principals in any activities that are not permissible for a national bank, unless the Federal Deposit Insurance Corporation has determined that the investments would pose no significant risk to the Bank Insurance Fund and that the Bank is in compliance with applicable capital standards. In 1993, the Regional Director of the Federal Deposit Insurance Corporation approved a request by the Bank to invest in certain listed stocks and/or registered stocks subject to certain conditions.

     The Company's Board of Directors has the overall responsibility for the Company's investment portfolio, including approval of the Company's investment policy, appointment of the Company's investment adviser and approval of the Company's investment transactions. All investment transactions are reviewed by the Board on a monthly basis. The Company's President and/or Chief Financial Officer, or their designees are authorized to make investment decisions consistent with the Company's investment policy and the recommendations of the Company's investment adviser and the Board's Investment Committee. The Investment Committee meets quarterly with the President and Chief Financial Officer in order to review and determine investment strategies.

     The Company's investment policy is designed to complement the Bank's lending activities, provide an alternative source of income through interest, dividends and capital gains, diversify the Company's assets and improve liquidity while minimizing the Company's tax liability. Investment decisions are made in accordance with the Company's investment policy and are based upon the quality of a particular investment, its inherent risks, the composition of the balance sheet, market expectations, the Bank's liquidity, income and collateral needs and how the investment fits within the Company's interest rate risk strategy. Although the Company utilizes the investment advisory services of a Boston-based investment firm, management is ultimately and completely responsible for all investment decisions.

     The Company's investment policy divides investments into two categories, fixed income and equity portfolios. The primary objective of the fixed income portfolio is to maintain an adequate source of liquidity sufficient to meet regulatory and operating requirements, and to safeguard against deposit outflows, reduced loan amortization and increased loan demand. The fixed income portfolio primarily includes debt issues, including mortgage-backed and asset-backed securities, as well as collateralized mortgage obligations. Substantially all of the Company's mortgage-backed securities are issued or guaranteed by agencies of the U.S. Government. Accordingly, they carry lower credit risk than mortgage-backed securities of a private issuer. Approximately 81% of the collateralized mortgage obligations are issued or guaranteed by agencies of the U.S. Government. Accordingly, they carry lower credit risk than collateralized mortgage obligations of a private issuer. Collateralized mortgage obligations, due to their inherent structure, may carry more prepayment risk than mortgage-backed securities. All of the collateralized mortgage obligations owned by the Bank as of December 31, 2001 were acquired from First Federal. Due to the low interest rate environment at the time of the acquisition, the majority of the collateralized mortgage obligations were acquired at a premium. During the fourth quarter of 2001 the Bank recorded lower than anticipated yields on these collateralized mortgage obligations due to accelerated amortization of premiums triggered by prepayments due to the low interest rate environment. Asset-backed securities are typically collateralized by the cash flow from a pool of auto loans, credit card receivables, consumer loans and other similar obligations.

     The Company's investment policy permits the Company to be a party to financial instruments with off-balance sheet risk in the normal course of business in order to manage interest rate risk. The Company's derivative position is reviewed by the Investment Committee on a quarterly basis. The investment policy authorizes the Company to be involved in and purchase various types of derivative transactions and products including interest rate swap, cap and floor agreements investment conduits. At December 31, 2001 and 2000, the Company was not party to any interest rate swap, cap or floor arrangements.

     The marketable equity securities portfolio has the objective of producing capital appreciation through long-term investment, with safety of principal and prudent risk taking. The total market value of the marketable equity securities portfolio, excluding Federal Home Loan Bank stock, is limited by the investment policy to 50% of the Bank's Tier 1 capital. At December 31, 2001, the marketable equity securities portfolio totaled $37.67 million, or 24.01%, of the Bank's Tier 1 capital. At December 31, 2001, the net unrealized gains associated with the marketable equity securities portfolio were $11.32 million.

     SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as held to maturity and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as held to maturity. Debt and equity securities held for current resale are classified as trading securities. These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. The Company does not currently use or maintain a trading account. Debt and equity securities not classified as either held to maturity or trading securities are classified as available for sale. These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of stockholders' equity.

     On a quarterly basis, the Company reviews available-for-sale investment securities with unrealized depreciation for six consecutive months to assess whether the decline in fair value is temporary or other than temporary. The Company judges whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons. Once the estimated reasons for the decline are identified, further judgments are required as to whether those causal events are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. In accordance with this policy, during the years ended December 31, 2001 and 2000 the Company recorded other than temporary impairment of $4.08 million and $0, respectively.

     All of the Company's debt, collateralized mortgage obligations, mortgage-backed and asset-backed securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. They also carry prepayment risk insofar as they may be called or repaid before maturity in times of low market interest rates, so that the Bank may have to invest the funds at a lower interest rate. The marketable equity securities portfolio also carries equity price risk in that, if equity prices decline due to unfavorable market conditions or other factors, the Bank's capital would decrease.

     The following table presents the amortized cost and fair value of the Company's securities, by type of security, at the dates indicated.

                                                                    At December 31,
                                           ------------------------------------------------------------------
                                                   2001                  2000                    1999
                                           --------------------   --------------------   --------------------
                                           Amortized     Fair     Amortized     Fair     Amortized    Fair
                                              Cost       Value       Cost       Value      Cost       Value
                                           ---------   --------   ---------   --------   ---------   --------
                                                                      (in thousands)
Debt securities held to maturity:
  Asset-backed securities                  $     --    $     --   $     --    $     --   $ 17,481    $ 17,418
  U.S. Government and agency
     obligations                                 --          --         --          --         --          --
  Other debt securities                          --          --         --          --      3,105       2,950
                                           --------    --------   --------    --------   --------    --------
        Total                                    --          --         --          --     20,586      20,368
                                           --------    --------   --------    --------   --------    --------

Debt securities available for sale:
  Asset-backed securities                    23,907      25,208     32,717      33,816         --          --
  U.S. Government and agency
     obligations                            180,106     183,813     82,068      85,254     82,486      81,328
  Municipal obligations                      23,717      23,194      2,915       2,949         --          --
  Corporate securities                       53,138      55,420     55,398      56,263     33,870      33,345
                                           --------    --------   --------    --------   --------    --------
        Total                               280,868     287,635    173,098     178,282    116,356     114,673
                                           --------    --------   --------    --------   --------    --------

Equity securities available for sale:
  Marketable equity securities               26,349      37,670     35,221      49,144     32,273      50,545
  Debt mutual funds                          23,872      23,886         --          --         --          --
  Other equity securities                       992         992        432         432        432         432
                                           --------    --------   --------    --------   --------    --------
     Total                                   51,213      62,548     35,653      49,576     32,705      50,977
                                           --------    --------   --------    --------   --------    --------
     Total debt and equity securities       332,081     350,183    208,751     227,858    169,647     186,018
                                           --------    --------   --------    --------   --------    --------

Mortgage-backed securities:
  Mortgage-backed securities
     held to maturity                            --          --         --          --     25,474      24,630
  Mortgage-backed securities
     available for sale                     147,901     149,750     79,079      80,223     16,741      16,204
  Collateralized mortgage obligations       257,581     258,601         --          --         --          --
                                           --------    --------   --------    --------   --------    --------
       Total mortgage-backed
          securities                        405,482     408,351     79,079      80,223     42,215      40,834
                                           --------    --------   --------    --------   --------    --------
       Total investment securities         $737,563    $758,534   $287,830    $308,081   $211,862    $226,852
                                           ========    ========   ========    ========   ========    ========

     At December 31, 2001, the Company did not own any investment or mortgage-backed securities of a single issuer, other than U.S. Government and agency securities, which had an aggregate book value in excess of 10% of the Company's capital at that date.

     The following presents the activity in the investment securities and mortgage-backed securities portfolios for the periods indicated.

                                                                       For the Year Ended December 31,
                                                                     -----------------------------------
                                                                        2001         2000        1999
                                                                     ---------    ---------    ---------
                                                                                (in thousands)
Mortgage-backed and asset-backed securities (1):
Mortgage-backed and asset-backed securities, beginning of year       $ 114,039    $  59,159    $  57,898
  Purchases:
    Asset-backed securities - available for sale                            --       25,136           --
    Mortgage-backed securities - held to maturity                           --           --        6,876
    Mortgage-backed securities - available for sale                     17,403       57,220        7,278
  Sales:
    Mortgage-backed securities - available for sale                         --      (14,256)          --
    Collateralized mortgage obligations - available for sale           (75,033)          --           --
    Asset-backed securities - available for sale                        (2,149)      (5,418)          --
  Repayments and prepayments                                           (91,129)     (10,713)     (13,249)
  Asset-backed securities called prior to maturity                      (3,014)          --           --
  Mortgage-backed and asset-backed securities
    acquired from First Federal                                        472,923           --           --
  Increase (decrease) in net premium                                    (1,408)         132           13
  Change in unrealized net gain on securities available for sale         1,927        2,779         (564)
                                                                     ---------    ---------    ---------
       Net increase in mortgage-backed and asset-backed securities     319,520       54,880          354
                                                                     ---------    ---------    ---------
  Mortgage-backed and asset-backed securities, end of year             433,559      114,039       58,252
                                                                     ---------    ---------    ---------

Investment securities (1):
  Investment securities, beginning of year                             194,042      168,755      161,788
  Purchases:
    Investment securities - available for sale                          88,197      127,592       49,875
  Sales:
    Investment securities - available for sale                         (67,387)     (72,566)     (18,530)
  Maturities and calls:
    Investment securities - held to maturity                                --           --       (3,535)
    Investment securities - available for sale                         (24,468)     (31,774)     (21,778)
  Other than temporary impairment of investment securities              (4,076)          --           --
  Investment securities acquired from First Federal                    139,570           --           --
  (Decrease) increase in net premium                                       304          615       (1,031)
  Change in unrealized net gain on securities available for sale        (1,207)       1,420        1,811
                                                                     ---------    ---------    ---------
       Net increase in investment securities                           130,933       25,287        6,812
                                                                     ---------    ---------    ---------
  Investment securities, end of year                                   324,975      194,042      168,600
                                                                     ---------    ---------    ---------

Total mortgage-backed, asset-backed and investment
  securities, end of year                                            $ 758,534    $ 308,081    $ 226,852
                                                                     =========    =========    =========

----------
(1) Available for sale securities are presented at market value and held to maturity securities are presented at amortized cost. For purposes of this schedule, collateralized mortgage obligations are included in mortgage-backed securities.

     The following table presents certain information regarding the carrying value, weighted average coupon yields and maturities of the Company's debt securities at December 31, 2001.

                                                         At December 31, 2001
                                 ---------------------------------------------------------------
                                                          More than One        More than Five
                                   One Year or Less     Year to Five Years    Years to Ten Years
                                 -------------------   -------------------   -------------------
                                            Weighted              Weighted              Weighted
                                 Carrying   Average    Carrying   Average    Carrying   Average
                                  Value      Yield       Value     Yield       Value     Yield
                                 --------   --------   --------   --------   --------   --------
                                                     (dollars in thousands)
Available for sale
  securities:
  U.S. Government and
     agency obligations           $19,344     6.40%    $ 85,292     5.68%    $ 66,082     4.29%
  Municipal obligations                --       --           --       --           --       --
  Corporate securities              8,747     6.82       32,592     6.28        9,294     6.92
  Mortgage-backed
    securities                         --       --        1,083     6.11        6,316     7.31
  Collateralized mortgage
    obligations                        --       --          548     6.50      102,962     6.36
  Asset-backed securities              --       --       22,203     7.03        2,121     6.66
                                  -------              --------              --------
       Total debt securities
          at fair value           $28,091     6.53%    $141,718     6.04%    $186,775     5.69%
                                  =======              ========              ========

                                            At December 31, 2001
                                 ------------------------------------------
                                     More than
                                      Ten Years               Total
                                 -------------------    -------------------
                                            Weighted               Weighted
                                 Carrying   Average     Carrying   Average
                                  Value      Yield        Value     Yield
                                 --------   --------    --------   --------
                                           (dollars in thousands)
Available for sale
  securities:
  U.S. Government and
     agency obligations          $ 13,095     5.92%     $183,813     5.27%
  Municipal obligations            23,194     5.65        23,194     5.65
  Corporate securities              4,787     6.22        55,420     6.47
  Mortgage-backed
    securities                    142,351     7.56       149,750     7.54
  Collateralized mortgage
    obligations                   155,091     6.81       258,601     6.63
  Asset-backed securities             884     7.16        25,208     7.00
                                 --------               --------
       Total debt securities
          at fair value          $339,402     7.00%     $695,986     6.44%
                                 ========               ========

     Cash Surrender Value of Life Insurance. In 2001, the Bank purchased $20.00 million of Bank Owned Life Insurance ("BOLI"). The Bank purchased these policies for the purpose of protecting itself against the cost/loss due to the death of key employees and to offset the Bank's future obligations to its employees under various retirement and benefit plans. On August 31, 2001, the Bank acquired $20.36 million of BOLI as a result of the acquisition of First Federal. The total value of BOLI at December 31, 2001 was $41.39 million. The Bank recorded income from BOLI of $1.03 million in 2001.

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

     The Bank believes it offers competitive interest rates on its deposit products. The Bank determines the rates paid based on a number of factors, including rates paid by competitors, the Bank's need for funds and cost of funds, borrowing costs and movements of market interest rates. While certificate accounts in excess of $100,000 are accepted by the Bank, and may receive preferential rates, the Bank does not actively seek such deposits as they are more difficult to retain than core deposits. The Bank does not utilize brokers to obtain deposits and at December 31, 2001, had no brokered deposits.

     In the unlikely event the Bank is liquidated since its Conversion, depositors will be entitled to full payment of their deposit accounts before any payment is made to the Company as the sole stockholder of the Bank.

     The following table presents the deposit activity of the Bank for the periods indicated.

                                                     For the Year Ended
                                                        December 31,
                                               --------------------------------
                                                  2001        2000       1999
                                               ----------   --------   --------
                                                        (in thousands)
Beginning balance                              $  933,370   $906,591   $855,117
Increase (decrease) before interest credited      620,980     (6,329)    20,565
Interest credited                                  36,588     33,108     30,909
                                               ----------   --------   --------
Net increase                                      657,568     26,779     51,474
                                               ----------   --------   --------
Ending balance                                 $1,590,938   $933,370   $906,591
                                               ==========   ========   ========

     At December 31, 2001, the Bank had $93.41 million in certificate of deposit accounts in amounts of $100,000 or more maturing as follows:

                                                          Weighted
                                                           Average
Maturity Period                              Amount         Rate
--------------------------------------   --------------   --------
                                         (in thousands)
Three months or less                        $ 14,837        4.37%
Over 3 months through 6 months                23,293        4.12
Over 6 months through 12 months               24,903        4.39
Over 12 months                                30,377        5.48
                                            --------
     Total                                  $ 93,410        4.68%
                                            ========

     The following table presents information concerning average balances and weighted average interest rates for the periods indicated.

                                                           For the Year Ended December 31,
                           --------------------------------------------------------------------------------------------------
                                         2001                             2000                            1999
                           --------------------------------   ------------------------------   ------------------------------
                                         Percent                          Percent                          Percent
                                           of                               of                               of
                                          Total    Weighted               Total     Weighted                Total    Weighted
                             Average     Average   Average     Average   Average    Average     Average    Average    Average
                             Balance    Deposits     Rate      Balance   Deposits     Rate      Balance   Deposits     Rate
                           ----------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                 (dollars in thousands)
Savings accounts           $  268,162     23.2%      1.80%    $223,700     24.8%      2.28%    $226,477     26.0%      2.26%
Money market accounts         113,883      9.9       3.15       73,576      8.1       4.24       51,088      5.8       3.52
NOW accounts                  150,693     13.0       0.70      115,819     12.8       1.19      105,916     12.1       1.42
Certificates of deposits      542,888     47.0       4.99      432,624     47.9       5.47      444,550     51.0       5.06
Demand deposits                80,142      6.9       0.00       57,871      6.4       0.00       44,358      5.1       0.00
                           ----------    -----                --------    ------               --------    -----
  Total                    $1,155,768    100.0%      3.15%    $903,590    100.0%      3.68%    $872,389    100.0%      3.54%
                           ==========    =====                ========    ======               ========    =====

     Certificates of Deposit by Rates and Maturities. The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2001.

              Period Maturity from December 31, 2001          Total at December 31,
             ------------------------------------------   ------------------------------
                          One to     Two to      Over
             Less than      Two       Three      Three
              One Year     Years      Years      Years      2001       2002       1999
             ---------   --------   --------   --------   --------   --------   --------
                                           (in thousands)
0.00-2.00%    $  8,554   $     15   $     --   $     --   $  8,569   $     42   $     18
2.01-4.00%     218,334     21,354      2,103         14    241,805      1,375      2,329
4.01-5.00%     130,530     38,755     12,560     17,545    199,390     88,585    207,163
5.01-6.00%      55,599     54,065      8,571     24,155    142,390     99,525    195,403
6.01-7.00%      90,087     11,852      8,595     34,257    144,791    250,312     39,129
7.01-8.00%          --         --         --          6          6         --      6,305
              --------   --------   --------   --------   --------   --------   --------
Total         $503,104   $126,041   $ 31,829   $ 75,977   $736,951   $439,839   $450,347
              ========   ========   ========   ========   ========   ========   ========

     Borrowings. The Bank may use advances from the Federal Home Loan Bank of Boston to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Boston functions as a central reserve bank providing credit for savings banks and certain other member financial institutions. As a member of the Federal Home Loan Bank of Boston, the Bank is required to own capital stock in the Federal Home Loan Bank of Boston and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2001, the Bank had the ability to borrow a total of approximately $603.17 million from the Federal Home Loan Bank of Boston. Of the total maximum borrowing capacity, the Bank had $457.03 million outstanding as of December 31, 2001. In accordance with generally accepted accounting principles, the Bank recorded the FHLB advances acquired from First Federal at the-then market value on the date of acquisition. The bank recorded an adjustment of $9.47 million to record the advances at market value. The Bank is amortizing this premium on a level yield basis over the remaining lives of the advances. The remaining amount of the premium at December 31, 2001 was $8.32 million.

     Federal banking laws and regulations prohibit a bank from paying interest on commercial checking accounts. However, the Bank offers to its commercial customers a transactional repurchase agreement, a form of non-deposit borrowing by the Bank, that is designed as a mechanism to offer business customers the functional equivalent of a commercial checking account that pays interest. This account, overseen by an outside agent, is not a FDIC-insured deposit account, but is backed by a security interest in U.S. Government and agency securities at a ratio of 1.10 to 1.00 or higher. At December 31, 2001, the Bank had such accounts with balances aggregating $116.48 million backed by a security interest of $190.31 million, or a ratio of 1.63 to 1.00.

     The following table presents certain information regarding the Bank's FHLB advances and short-term borrowed funds at the dates or for the periods indicated.

                                                    At or For the Year Ended December 31,
                                                    -------------------------------------
                                                      2001         2000           1999
                                                    --------      --------      ---------
                                                        (dollars in thousands)
Average balance outstanding:
  Federal Home Loan Bank advances                   $235,440      $105,692      $ 58,761
  Short-term borrowed funds                          110,823       110,520        89,133
Maximum amount outstanding at any
  month-end during the period:
  Federal Home Loan Bank advances                    457,033       124,000        95,962
  Short-term borrowed funds                          125,866       119,821       104,575
Balance outstanding at end of period:
  Federal Home Loan Bank advances                    457,033       100,000        84,000
  Short-term borrowed funds                          117,180       106,493        95,814
Weighted average interest rate during the period:
  Federal Home Loan Bank advances                       5.20%         6.39%         6.09%
  Short-term borrowed funds                             2.60          3.31          3.06
Weighted average interest rate at end of period:
  Federal Home Loan Bank advances                       5.01          6.15          6.03
  Short-term borrowed funds                             1.77          3.20          3.12

Subsidiary Activities

     The following are descriptions of the Bank's wholly owned subsidiaries, which are indirectly owned by the Company.

     SBM, Ltd. SBM, Ltd., a Connecticut corporation, was organized in February 1983 for the purpose of acquiring and holding real estate acquired by the Bank. In 1990, the purpose changed to acquire, hold and dispose of real estate acquired through foreclosure. At December 31, 2001, SBM, Ltd. held no properties and had no assets.

     923 Main, Inc. 923 Main, a Connecticut corporation, was incorporated in December, 1994 for the purpose of maintaining an ownership interest in a third party registered broker-dealer, Infinex Financial Group (Infinex). Infinex maintains an office at the Bank and offers to customers a complete range of nondeposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. The Bank receives a portion of the commissions generated by Infinex from sales to customers. For the years ended December 31, 2001 and 2000, the Bank received fees of $1.15 million and $1.38 million, respectively, through its relationship with Infinex.

     Savings Bank of Manchester Mortgage Company, Inc. SBM Mortgage, a Connecticut corporation, was established in January 1999 to service and hold loans secured by real property. SBM Mortgage was established and is managed to qualify as a "passive investment company " for Connecticut income tax purposes. Income earned by a qualifying passive investment company is exempt from Connecticut income tax. Accordingly, no state income taxes were provided since December 31, 1998. However, proposed legislation would eliminate the exemption as of January 1, 2002. If the legislation were enacted, the Company would be subject to state income taxes in Connecticut.

SBM Charitable Foundation, Inc.

     During 2000, the Bank funded and formed SBM Charitable Foundation, Inc. (the "New Foundation"), a not-for-profit organization in connection with the conversion. This foundation, which is not a subsidiary of the Bank, provides grants to individuals and not-for-profit organizations within the communities that the Bank serves. The New Foundation was funded with a contribution of 832,000 common shares, with a cost basis and fair market value of $8.32 million at the date of contribution and transfer, or an amount equal to 8% of the common stock sold in the conversion. In 1998, the Bank contributed marketable equity securities with a cost basis and fair market value of $700,000 and $3.0 million, respectively, at the date of contribution and transfer to the Savings Bank of Manchester Foundation, Inc. (the "Old Foundation"), also a not-for-profit organization. In 2001, the Old Foundation was merged into the New Foundation, with the New Foundation being the surviving entity. At December 31, 2001, the New Foundation had assets of approximately $24.37 million, consisting primarily of the Company stock. The New Foundation's Board of Trustees consists of current directors, officers and employees of the Company. The Company intends to maintain the New Foundation, but does not expect to make any further contributions to the New Foundation in the future.

                           REGULATION AND SUPERVISION

General

     As a savings bank chartered by the State of Connecticut, the Bank is extensively regulated under state law by the Connecticut Banking Commissioner ("Commissioner") with respect to many aspects of its banking activities. In addition, as a bank whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") through the Bank Insurance Fund ("BIF"), the Bank must pay deposit insurance assessments and is examined and supervised by the FDIC. These laws and regulations have been established primarily for the protection of depositors, customers and borrowers of the Bank, not its stockholders.

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

     The Bank and the Company, as a savings and loan holding company, are extensively regulated and supervised. Regulations, which affect the Bank on a daily basis, may be changed at any time and the interpretation of the relevant law and regulations also may change because of new interpretations by the authorities who interpret those laws and regulations. Any change in the regulatory structure or the applicable statutes or regulations, whether by the Commissioner, the State of Connecticut, the OTS, the FDIC or the U.S. Congress, could have a material impact on the Company and the Bank.

Connecticut Banking Laws and Supervision

     The Commissioner regulates the Bank's internal organization as well as its deposit, lending and investment activities. The approval of the Commissioner is required for, among other things, the establishment of branch offices and business combination transactions. The Commissioner conducts periodic examinations of the Bank. The FDIC also regulates many of the areas regulated by the Commissioner, and federal law may limit some of the authority provided to the Bank by Connecticut law.

     Lending Activities. Connecticut banking laws grant banks broad lending authority. With certain limited exceptions, however, total secured and unsecured loans made to any one obligor under this statutory authority may not exceed 10% and 15%, respectively, of the Bank's equity capital and reserves for loan and lease losses.

     A savings bank may pay cash dividends out of its net profits. For purposes of this restriction, "net profits" represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by a savings bank in any calendar year may not exceed the sum of the Bank's net profits for the year in question combined with its retained net profits from the preceding two calendar years. Additionally, earnings appropriated to reserves for loan losses and deducted for federal income tax purposes are not available for cash dividends without the payment of taxes at then-current income tax rates on the amount used. Federal law also prevents an institution from paying dividends or making other capital distributions that, if by doing so, would cause it to become "undercapitalized." The FDIC may limit a savings bank's ability to pay dividends. No dividends may be paid to the Bank's stockholders if such dividends would reduce stockholders' equity below the amount of the liquidation account required by the Connecticut conversion regulations.

     Branching Activities. Any Connecticut-chartered bank meeting certain statutory requirements may, with the Commissioner's approval, establish and operate branches in any town or towns within the state and establish mobile branches.

     Investment Activities. Connecticut law requires the board of directors of each Connecticut bank to adopt annually an investment policy to govern the types of investments the bank makes, and to periodically review a bank's adherence to its investment policy. The investment policy must establish standards for the making of prudent investments and procedures for divesting investments no longer deemed consistent with a bank's investment policy. In recent years, Connecticut law has expanded bank investment activities.

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

     Powers. In recent years, Connecticut law has expanded bank's powers. Connecticut law permits Connecticut banks to sell insurance and fixed- and variable-rate annuities if licensed to do so by the Connecticut Insurance Commissioner. Connecticut law authorizes a new form of Connecticut bank known as an uninsured bank. An uninsured bank has the same powers as insured banks except that it does not accept retail deposits and is not required to insure deposits with the FDIC. With the prior approval of the Commissioner, Connecticut banks are also authorized to engage in a broad range of activities related to the business of banking, or that are financial in nature or that are permitted under the Bank Holding Company Act ("BHCA") or the Home Owners' Loan Act ("HOLA"), both federal statutes, or the regulations promulgated as a result of these statutes. Connecticut banks are also authorized to engage in any activity permitted for a national bank or a federal savings association upon filing notice with the Commissioner unless the Commissioner disapproves the activity.

     Assessments. Connecticut banks may be required to pay annual assessments to the Connecticut Department of Banking to fund the Department's operations. The general assessments are paid pro-rata based upon a bank's asset size. The assessments paid by the Bank for the fiscal years ended December 31, 2001 and 2000 were $14,000 and $0, respectively.

     Enforcement. Under Connecticut law, the Commissioner has extensive enforcement authority over Connecticut banks and, under certain circumstances, affiliated parties, insiders, and agents. The Commissioner's enforcement authority includes cease and desist orders, fines, receivership, conservatorship, removal of officers and directors, emergency closures, dissolution and liquidation.

Federal Regulations

     Capital Requirements. Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System ("state non-member banks"), such as the Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships). Recent regulatory amendments also require the deduction from Tier 1 capital of a percentage of the carrying value of nonfinancial equity investments acquired by a bank after March 13, 2000.

     The FDIC regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as the Bank's "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the FDIC's risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight, loans secured by one- to four-family residential properties generally have a 50% risk weight, and commercial loans have a risk weighting of 100%.

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

Investment Activities

     Since the enactment of the FDICIA, all state-chartered FDIC insured banks, including savings banks, have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The FDICIA and the FDIC permit exceptions to these limitations. For example, state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ National Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the BIF. The FDIC has adopted revisions to its regulations governing the procedures for institutions seeking approval to engage in such activities or investments. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, under a FDIC-approved divestiture plan, unless such investments were grandfathered by the FDIC. The Bank received grandfathered authority from the FDIC in March 1993 to invest in listed stocks and/or registered shares. However, the maximum permissible investment is 100% of Tier 1 capital, as specified by the FDIC's regulations, or the maximum amount permitted by Connecticut law, whichever is less. Such grandfathered authority may be terminated upon the FDIC's determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control. As of December 31, 2001, the Bank had $61.56 million of securities which were held under such grandfathering authority. The Gramm-Leach-Bliley Act of 1999 (the "GLB Act") specifies that a nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a "financial subsidiary" if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Interstate Branching

     Beginning June 1, 1997, the Interstate Banking Act (the "IBA") permitted the responsible federal banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under the law of the two states. The IBA also permitted a state to "opt in" to the provisions of the IBA before June 1, 1997, and permitted a state to "opt out" of the provisions of the IBA by adopting appropriate legislation before that date. In 1995, Connecticut affirmatively "opted-in " to the provisions of the IBA. Accordingly, beginning June 1, 1997, the IBA permitted a bank, such as the Bank, to acquire branches in a state other than Connecticut unless the other state had opted out of the IBA. The IBA also authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders.

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

     The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2001, the Bank was a "well capitalized" institution.

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

Enforcement

     The FDIC has extensive enforcement authority over insured savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

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

Insurance of Deposit Accounts

     The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial condition consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for insurance fund deposits currently range from 0 basis points for the strongest institution to 27 basis points for the weakest. BIF members are also required to assist in the repayment of bonds issued by the Financing Corporation in the late 1980's to recapitalize the Federal Savings and Loan Insurance Corporation. For 2001, the total FDIC assessment was $208,000. The FDIC is authorized to raise the assessment rates. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

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

Federal Reserve System

     The FRB regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $41.3 million or less (which may be adjusted by the FRB) the reserve requirement is 3%; and for accounts greater than $41.3 million, the reserve requirement is $1.24 million plus 10% (which may be adjusted by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances (which may be adjusted by the FRB) are exempted from the reserve requirements. The Bank is in compliance with these requirements.

Federal Home Loan Bank System

     The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in the FHLB of Boston in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Boston, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Boston stock at December 31, 2001 of $30.78 million. At December 31, 2001, the Bank had $457.03 million in FHLB of Boston advances.

     The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB of Boston advances increased, the Bank's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks' funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. For the years ended December 31, 2001 and 2000, cash dividends from the FHLB of Boston to the Bank amounted to approximately $824,000 and $460,000, respectively. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the FHLB stock held by the Bank.

Holding Company Regulation

     Federal law allows a state savings bank that qualifies as a "Qualified Thrift Lender," discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the HOLA. Such election allows its holding company to be regulated as a savings and loan holding company by the OTS rather than as a bank holding company by the FRB. The Bank has made such election, and the Company is a nondiversified savings and loan holding company within the meaning of the HOLA. The Company is registered with the OTS and has adhered to the OTS's regulations and reporting requirements. In addition, the OTS may examine and supervise the Company, and the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, the Bank is required to notify the OTS at least 30 days before declaring any dividend to the Company. By regulation, the OTS may restrict or prohibit the Bank from paying dividends.

     The Company is a unitary savings and loan holding company under federal law because the Bank is its only insured subsidiary. Formerly, a unitary savings and loan holding company was not restricted as to the types of business activities in which it could engage, provided that its subsidiary savings association continued to be a qualified thrift lender. The GLB Act, however, restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999 to activities permissible for a financial holding company as defined under the legislation, including insurance and securities activities, and those permitted for a multiple savings and loan holding company as described below. The Company is subject to these activities restrictions. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the BHCA, provided the prior approval of the OTS is obtained, to activities permitted for financial holding companies and to other activities authorized by OTS regulation. Multiple savings and loan holding companies are generally prohibited from acquiring or retaining more than 5% of a non-subsidiary company engaged in activities other than those permitted by the HOLA.

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

     To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the FRB), the Bank must qualify as a Qualified Thrift Lender ("QTL"). To qualify as a QTL, the Bank must maintain compliance with the test for a "domestic building and loan association," as defined in the Internal Revenue Code, or with a QTL Test. Under the QTL Test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. As of December 31, 2001 the Bank maintained in excess of 74% of its portfolio assets in qualified thrift investments. The Bank also met the QTL test in each of the last 12 months and, therefore, met the QTL Test.

     Acquisition of the Company. Under the Federal Change in Bank Control Act (the "CIBCA"), a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's outstanding voting stock, unless the OTS has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

     Connecticut Holding Company Regulations. Under Connecticut banking law, no person may acquire beneficial ownership of more than 10% of any class of voting securities of a Connecticut-chartered bank, or any holding company of such a bank, without prior notification of, and lack of disapproval by, the Commissioner. Similar restrictions apply to any person who holds in excess of 10% of any such class and desires to increase its holdings to 25% or more of such class. The Commissioner will evaluate the effect of the acquisition on the financial condition of the bank or bank holding company. The Commissioner will also disapprove the acquisition if the bank or holding company to be acquired has been in existence for less than five years, unless the Commissioner waives this requirement, or if the acquisition would result in the acquirer controlling 30% or more of the total amount of deposits in insured depository institutions in Connecticut.

Federal Securities Laws

     Upon the completion of the Conversion in March 2000, the Company's common stock became registered with the SEC under the Exchange Act. The Company now observes the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

     The registration under the Securities Act of shares of the common stock issued in the Conversion did not cover the resale of such shares. Shares of the common stock purchased by persons who are not affiliates of the Company may be resold without registration. The resale restrictions of Rule 144 under the Securities Act govern shares purchased by an affiliate of the Company. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (1) 1% of the outstanding shares of the Company or (2) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under specific circumstances.

                      FEDERAL AND STATE TAXATION OF INCOME

Federal Income Taxation

     General. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company and the Bank in the same manner as to other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank's federal income tax returns have been either audited or closed under the statute of limitations through tax year 1997. For its 2001 tax year, the Bank's maximum federal income tax rate was 35%.

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

     Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $18.90 million of the Bank's accumulated bad debt reserves would not be recaptured into taxable income unless the Bank makes a "non-dividend distribution" to the Company as described below.

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

     In May 1998, the State of Connecticut enacted legislation permitting the formation of passive investment company subsidiaries by financial institutions. This legislation exempts qualifying passive investment companies from the Connecticut corporation business tax and excludes dividends paid from a passive investment company from the taxable income of the parent financial institution. The Bank established a passive investment company in January 1999 and eliminated the state income tax expense of the Company effective December 31, 1998 through December 31, 2001. However, proposed legislation would eliminate the exemption as of January 1, 2002. If the legislation were enacted, the Company would be subject to state income taxes in Connecticut.

Item 2. Properties.
------------------

Properties

     The Company and the Bank currently conduct their business through their main office located in Manchester, Connecticut, and 27 other full-service banking offices. The Company and the Bank believe that their facilities are adequate to meet their present and immediately foreseeable needs. (dollars in thousands)

                                                                            Net Book
                                                                            Value of
                                                                           Property or
                                                                            Leasehold
                                                  Original     Date of    Improvements
                                     Leased,        Year       Lease/          at
                                     Licensed    Leased or     License    December 31,
           Location                  or Owned     Acquired   Expiration       2001
---------------------------------   ----------   ---------   ----------   ------------
Main Branch and Executive Office:
923 Main Street
Manchester, CT 06040                   Owned       1932           --         $ 1,924

Branch Offices:
285 East Center Street
Manchester, CT 06040                   Leased      1956         2016         $   213

220 North Main Street
Manchester, CT 06040                   Leased      1970         2005         $    81

344 West Middle Turnpike
Manchester, CT 06040                   Owned     2001 (2)         --         $   438

214 Spencer Street
Manchester, CT 06040                   Leased    2001 (2)       2015         $   185

1065 Main Street
East Hartford, CT 06108                Leased    2001 (2)       2010         $    51

950 Silver Lane
East Hartford, CT 06108                Leased    2001 (2)       2011         $   424

955 Sullivan Avenue
South Windsor, CT 06074                  (1)       1965         2010         $   517

481 Buckland Road
South Windsor, CT 06074                Leased    2001 (2)       2003         $    --

                                                                            Net Book
                                                                            Value of
                                                                           Property or
                                                                            Leasehold
                                                  Original     Date of    Improvements
                                     Leased,        Year       Lease/          at
                                     Licensed    Leased or     License    December 31,
           Location                  or Owned     Acquired   Expiration       2001
---------------------------------   ----------   ---------   ----------   ------------
Eastford Center, County Road
Eastford, CT 06242                     Leased      1985         2004         $    --

122A Prospect Hill Road
East Windsor, CT 06088                 Leased      1985         2004         $    --

6 Storrs Road
Mansfield, CT 06250                    Leased      1986         2015         $    78

200 Merrow Road
Tolland, CT 06084                      Leased      1989         2004         $    43

1320 Manchester Road
Glastonbury, CT 06033                    (1)       1987         2007         $   247

2510 Main Street
Glastonbury, CT 06033                  Owned     2001 (2)         --         $ 1,271

902 Main Street
South Glastonbury, CT 06073            Leased    2001 (2)       2005         $    35

435 Hartford Turnpike
Vernon, CT 06066                       Leased      1988         2003         $    58

35 Talcottville Road
Vernon, CT 06066                       Leased    2001 (2)       2002         $     2

1078 N. Main Street
Dayville (Killingly), CT 06241         Leased      1990         2010         $    --

Route 66
Columbia, CT 06237                     Owned       1991           --         $   227

1671 Boston Turnpike
Coventry, CT 06238                     Leased      1993         2013         $    68

                                                                            Net Book
                                                                            Value of
                                                                           Property or
                                                                            Leasehold
                                                  Original     Date of    Improvements
                                     Leased,        Year       Lease/          at
                                     Licensed    Leased or     License    December 31,
           Location                  or Owned     Acquired   Expiration       2001
---------------------------------   ----------   ---------   ----------   ------------
Route 31 & Stonehouse Road
Coventry, CT 06238                     Leased    2001 (2)       2007         $    --

596 Middle Turnpike
Storrs, CT 06268                       Owned       1995           --         $   755

49 Hazard Avenue
Enfield, CT 06082                      Leased      1995         2007         $    76

2133 Poquonock Avenue
Windsor, CT 06095                      Leased      1996         2006         $   149

38 Wells Road
Wethersfield, CT 06109                 Leased      1996         2008         $   104

55 South Main Street
West Hartford, CT 06107                Leased      1997         2016         $   201

175 West Road
Ellington, CT 06029                    Leased    2001 (2)       2003         $     3

Drive/Walk in facility:
Annex - Maple Street
Manchester, CT 06040                   Owned     2001 (2)         --         $    14

ATM Facilities:

Rt.6
Andover, CT  06232                     Leased      1974         2004         $    --

Junction 44 & 74
Ashford, CT  06278                     Leased      1976         2002         $    --

                                                                            Net Book
                                                                            Value of
                                                                           Property or
                                                                            Leasehold
                                                  Original     Date of    Improvements
                                     Leased,        Year       Lease/          at
                                     Licensed    Leased or     License    December 31,
           Location                  or Owned     Acquired   Expiration       2001
---------------------------------   ----------   ---------   ----------   ------------
Rt. 44A, 663 Boston Turnpike
Bolton, CT  06043                      Leased      1968         2002         $    --

700 Burnside Ave.
East Hartford, CT  06108               Leased      1966         2002         $    --

477 Connecticut Boulevard
East Hartford, CT 06108                Leased      1996         2002         $    --

1 Main Street
East Hartford, CT 06118                Leased      1975         2010         $    --

60 Bidwell Street
Manchester, CT  06040               Licensed(4)   1990           (4)         $    --

Buckland Hills Mall
Manchester, CT  06040                  Leased      1992         2004         $    --

469 Hartford Rd
Manchester, CT  06040                  Leased      1970         2002         $    --

71 Haynes Street
Manchester, CT  06040               Licensed(4)    1989          (4)         $    --

317 Highland Street
Manchester, CT 06040                   Leased    2001 (2)       2002         $    --

241 West Middle Turnpike
Manchester, CT 06040                     (1)       1983         2023         $   150

62 Buckland Street
Manchester, CT 06040                   Leased      1990         2009         $    --

                                                                            Net Book
                                                                            Value of
                                                                           Property or
                                                                            Leasehold
                                                  Original     Date of    Improvements
                                     Leased,        Year       Lease/          at
                                     Licensed    Leased or     License    December 31,
           Location                  or Owned     Acquired   Expiration       2001
---------------------------------   ----------   ---------   ----------   ------------
23 Main Street
Manchester, CT 06040                   Owned     2001 (2)         --         $   176

31 Union Street
Rockville, CT  06066                Licensed(4)    1995          (4)         $    --

95 South Turnpike Road
Wallingford, CT 06492                  Leased      2001         2002         $    --

Administrative Offices:

469 Hartford Road
Manchester, CT 06040                   Leased      1970         2002         $    10

50-56 Cottage Street
Manchester, CT  06040                  Owned       1986           --         $    --

881 Main Street
Manchester, CT  06040                  Leased      1984         2002         $    --

935 Main Street
Manchester, CT  06040                  Owned       (3)            --         $ 2,807

935 Main Street
Units B102 & B102A
Manchester, CT  06040                  Leased      1997         2006         $    82

945 Main Street
Unit 102A
Manchester, CT  06040                  Leased      1999         2002         $    --

945 Main Street
Unit 305
Manchester, CT  06040                  Owned       1997           --         $   129

                                                                            Net Book
                                                                            Value of
                                                                           Property or
                                                                            Leasehold
                                                  Original     Date of    Improvements
                                     Leased,        Year       Lease/          at
                                     Licensed    Leased or     License    December 31,
           Location                  or Owned     Acquired   Expiration       2001
---------------------------------   ----------   ---------   ----------   ------------
945 Main Street
Unit 309
Manchester, CT  06040                  Owned       1998           --         $    91

903 Main Street
Manchester, CT 06040                   Owned       2001           --         $   499

35-43 Oak Street
Manchester, CT  06040                  Owned       1995           --         $   704

1007-1011 Main Street
Manchester, CT  06040                  Owned     2001 (2)         --         $   573

12 Howard Street
East Hartford, CT 06108                Owned     2001 (2)         --         $    49

16-34 Orchard Street
East Hartford, CT 06108                Owned     2001 (2)         --         $   156

1125-1137 Main Street
East Hartford, CT 06108                Owned     2001 (2)         --         $   563

681 Main Street
Plantsville, CT  06479                 Leased      1997          (4)         $    --
                                                                             -------

                                                                             $13,153
                                                                             =======

(1) The Bank owns the building and leases the land and only owns the building as long as the lease is in effect.
(2)  The Bank acquired these properties on August 31, 2001 from First Federal.
(3) The Bank owns seventeen commercial condominiums, which were all acquired at various times between 1990 and 2000.
(4) The Bank maintains a license to possess the property. Generally, the holder of a license has less property rights than the possessor of a leasehold interest. The license has no expiration date.

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

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
        Matters.
        --------

     The Company's Common Stock has been traded on the NASDAQ National Market under the symbol "SBMC" since the Company's initial public offering closed on March 1, 2000 and the Common Stock began trading on March 2, 2000. The initial offering price was $10.00 per share. The following table sets forth the high and low last sale prices of the Common Stock from March 2, 2000 to December 31, 2001, as reported by NASDAQ and any dividends that the Company paid in the respective period.

                           Cash Dividend
Quarter ended                  Paid         High     Low
------------------         -------------   ------   ------
March 31, 2000                 $0.00       $10.81   $ 9.81
June 30, 2000                   0.00        14.69    10.75
September 30, 2000              0.00        18.94    15.00
December 31, 2000               0.00        18.94    16.50

March 31, 2001                 $0.00       $21.00   $17.88
June 30, 2001                   0.09        26.18    19.88
September 30, 2001              0.09        26.52    20.45
December 31, 2001               0.11        26.70    22.09

As of December 31, 2001 the Company had approximately 5,016 stockholders of record.

     Declarations of dividends by the Board of Directors, if any, will depend upon a number of factors, investment opportunities available to the Company, capital requirements, regulatory limitations, the Company's financial condition and results of operations, tax considerations and general economic conditions. No assurances can be given, however, that any dividends will continue to be paid.

     The Company's ability to declare dividends is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current and/or immediately preceding fiscal year.

Item 6. Selected Financial Data.
--------------------------------

     The Company has derived the following selected consolidated financial and other data in part from the consolidated financial statements and notes appearing elsewhere in this Form 10-K.

                                                                    At December 31,
                                           --------------------------------------------------------------
                                              2001         2000         1999         1998         1997
                                           ----------   ----------   ----------   ----------   ----------
                                                                   (in thousands)
Selected Consolidated Financial Data:

  Total assets                             $2,446,424   $1,403,311   $1,227,798   $1,108,287   $1,033,086
  Cash and cash equivalents                   122,624       64,797       26,678       45,048       14,660
  Loans, net                                1,421,143      995,764      938,340      806,787      798,292
  Securities held to maturity:
    Mortgage-backed securities                     --           --       25,474       22,742       14,409
    Other investment securities                    --           --       20,586       29,855       35,874
                                           ----------   ----------   ----------   ----------   ----------
      Total securities held to maturity            --           --       46,060       52,597       50,283
                                           ----------   ----------   ----------   ----------   ----------
  Securities available for sale:
    Mortgage-backed securities                149,750       80,223       16,204       12,859       17,985
    Collateralized mortgage obligations       258,601           --           --           --           --
    U.S. Government and agency
       obligations                            183,813       85,254       81,328       71,703       48,767
    Common stock and mutual funds              61,556       49,144       50,545       42,773       40,635
    Other securities                          104,814       93,460       33,777       40,816       24,202
                                           ----------   ----------   ----------   ----------   ----------
     Total securities available for sale      758,534      308,081      181,854      168,151      131,589
                                           ----------   ----------   ----------   ----------   ----------
  Deposits                                  1,590,938      933,370      906,591      855,117      827,667
  Short-term borrowed funds                   117,180      106,493       95,814       79,545       71,179
  Advances from Federal Home Loan Bank        465,355      100,000       84,000       45,000       17,987
  Stockholders' equity                        235,374      232,539      123,223      112,807      101,191
  Premises and equipment, net                  19,348       13,197       14,436       15,621       15,709
  Nonperforming assets (1)                      7,763        7,046       12,089        3,283        7,543

                                                         For the Year Ended December 31,
                                               ------------------------------------------------
                                                 2001      2000      1999      1998      1997
                                               --------   -------   -------   -------   -------
                                                                  (in thousands)
Selected Operating Data:

  Total interest and dividend income           $115,387   $95,092   $78,834   $76,858   $73,931
  Total interest expense                         51,932    43,842    37,374    37,200    35,856
                                               --------   -------   -------   -------   -------
     Net interest income                         63,455    51,250    41,460    39,658    38,075
  Provision for loan losses                       2,000     1,200     1,100     1,200     1,200
                                               --------   -------   -------   -------   -------
     Net interest income after provision
         for loan losses                         61,455    50,050    40,360    38,458    36,875
                                               --------   -------   -------   -------   -------
  Noninterest income:
    Gains on sales of securities, net               481       445     1,372     2,621     4,007
    Other than temporary impairment of
        securities                               (4,076)       --        --        --        --
    Increase in cash surrender value of life
        insurance                                 1,032        --        --        --        --
    Other                                        11,560     9,824     8,034     9,539     7,460
                                               --------   -------   -------   -------   -------
       Total noninterest income                   8,997    10,269     9,406    12,160    11,467
                                               --------   -------   -------   -------   -------
  Noninterest expense                            51,313    49,277    36,586    37,092    31,556
                                               --------   -------   -------   -------   -------
    Income before provision for income taxes     19,139    11,042    13,180    13,526    16,786
  Provision for income taxes                      6,375     3,659     4,426     4,208     6,584
                                               --------   -------   -------   -------   -------
    Net income                                 $ 12,764   $ 7,383   $ 8,754   $ 9,318   $10,202
                                               ========   =======   =======   =======   =======

                                                At or For the Year Ended December 31,
                                              ------------------------------------------
                                               2001     2000     1999     1998     1997
                                              ------   ------   ------   ------   ------
Selected Operating Ratios and
  Other Data (2):
Performance Ratios:
  Average yield on interest-earning assets      6.78%    7.26%    7.09%    7.54%    7.75%
  Average rate paid on interest-bearing
     liabilities                                3.63     4.11     3.81     4.02     4.11
  Average interest rate spread (3)              3.15     3.15     3.28     3.52     3.64
  Net interest margin (4)                       3.73     3.91     3.73     3.89     3.96
  Interest-earning assets to interest-
     bearing liabilities                      119.11   122.63   113.22   110.29   109.47
  Net interest income after provision for
     loan losses to noninterest expense       119.76   101.57   110.32   103.68   116.86
  Noninterest expense as a percentage
     of average assets                          2.91     3.65     3.18     3.46     3.15
  Return on average assets                      0.72     0.55     0.76     0.87     1.02
  Return on average equity                      5.50     3.59     7.53     8.71    10.75
  Ratio of average equity to average assets    13.19    15.24    10.11     9.99     9.48
  Dividend payout ratio                        36.96     0.00     0.00     0.00     0.00

Regulatory Capital Ratios:
  Leverage capital ratio                        6.63    12.82     9.10     9.33     8.98
  Total risk-based capital ratio (2)           10.85    19.63    13.96    13.89    13.67

Asset Quality Ratios (2):
  Nonperforming loans and troubled debt
     restructurings as a percentage
     of total loans (5)                         0.53     0.69     1.21     0.19     0.35
  Nonperforming assets and troubled debt
     restructurings as a percentage
     of total assets                            0.32     0.50     0.98     0.30     0.73
  Allowance for loan losses as a
     percentage of total loans                  1.06     1.16     1.12     1.30     1.23
  Allowance for loan losses as a
     percentage of nonperforming loans
     and troubled debt restructurings         198.31   168.96    92.44   694.55   350.79
  Net loans charged-off to average
     interest-earning loans                     0.06     0.01     0.12     0.07     0.05

Full service offices at end of period             28       23       23       23       23

----------
(1) Nonperforming assets consist of nonperforming loans, troubled debt restructurings, and other real estate owned.
(2) Asset quality and total risk-based capital ratios are end of period ratios. Except for end of period ratios, all ratios are based on average daily balances during the indicated periods.
(3) Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5) Nonperforming loans consist of nonaccrual loans and loans 90 days or more past due and accruing interest.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations.
        -------------

     The following discussion should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K.

General

     The Company has only one subsidiary, The Savings Bank of Manchester. The Bank's results of operations depend primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Bank also generates noninterest income primarily from fees charged on customers' accounts and fees earned on activities such as investment services provided through a third party registered broker-dealer. Gains on sales of securities are another source of noninterest income. The Bank's noninterest expenses primarily consist of employee compensation and benefits, occupancy expense, advertising and other operating expenses. The Bank's results of operations are also affected by general economic and competitive conditions, notably changes in market interest rates, government policies and regulations. The Bank exceeded all of its regulatory capital requirements at December 31, 2001.

Acquisition of First Federal

     On August 31, 2001, the Company completed its acquisition of First Federal in a transaction accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of First Federal are reflected in the Company's consolidated balance sheet at December 31, 2001, and the results of operations of First Federal since August 31, 2001 are included in the consolidated statement of operations for the year ended December 31, 2001, as required by the purchase method of accounting.

Significant Accounting Policies

     Financial Reporting Release No. 60, which was released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in preparation of financial statements. Note 1 of the Notes to Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

     General. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of income and expenses during the reporting periods. The most significant estimates and assumptions relate to determining the allowance for loan losses, other than temporary impairment of securities, income taxes, impairments of intangible assets and pension and other postretirement benefits. Actual amounts could differ significantly from these estimates.

     Allowance for Loan Losses. The Bank devotes significant attention to maintaining high loan quality through its underwriting standards, active servicing of loans and aggressive management of nonperforming assets. The allowance for loan losses is maintained at a level estimated by management to provide adequately for possible loan losses which are inherent in the loan portfolio. Possible loan losses are estimated based on a quarterly review of the loan portfolio, loss experience, specific problem loans, economic conditions and other pertinent factors. In assessing risks inherent in the portfolio, management considers the risk of loss on nonperforming and classified loans including an analysis of collateral in each situation. The Bank's methodology for assessing the appropriateness of the allowance for loan losses includes several key elements. Problem loans are identified and analyzed individually to detect specific losses. The loan portfolio is also segmented into pools of loans that are similar in type and risk characteristics (i.e., commercial, consumer and mortgage loans). Loss factors are applied using the Bank's historical experience and may be adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. Additionally, the portfolio is segmented into pools based on internal risk ratings with loss factors applied to each rating category. Other factors considered in determining possible loan losses are the impact of larger concentrations in the portfolio, trends in loan growth, the relationship and trends in recent years of recoveries as a percentage of prior chargeoffs and peer banks' loss experience. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover probable losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

     Other than Temporary Impairment of Securities. On a quarterly basis, the Company reviews available for sale investment securities with unrealized depreciation for six consecutive months to assess whether the decline in fair value is temporary or other than temporary. The Company judges whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons. Once the estimated reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term.

     Income Taxes. The Company has not provided for Connecticut state income taxes since December 31, 1998 since it has a passive investment company (PIC) as permitted by Connecticut law. The Company believes it complies with the state PIC requirements and that no state taxes are due from December 31, 1998 through December 31, 2001; however, the Company has not been audited by the state for such periods. If the state were to determine that the PIC was not in compliance with statutory requirements a material amount of taxes could be due. Additionally, legislation has been proposed which if enacted would eliminate the exemption for PIC's as of January 1, 2002 and increase the future state tax expense of the Company thereafter.

     Impairment of Intangibles. The Company periodically evaluates intangible assets for potential impairment indicators. The Company's judgements regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of acquired operations. Future events could cause the Company to conclude that impairment indicators exist and that intangible assets associated with the Company's acquired operations is impaired. Any resulting impairment loss could have a material adverse impact on the Company's consolidated financial condition and results of operations.

     Pension and other Postretirement Employee Benefits. The determination of the Company's obligation and expense for pension and other postretirement benefits is dependent on the Company's selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 14 to the consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. In accordance with accounting principles generally accepted in the United States, actual results that differ from the Company's assumptions are accumulated and amortized over future periods and therefore, generally affect the Company's recognized expense and recorded obligation in such future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect pension and other postretirement obligations and the Company's future expense.

Comparison of Financial Condition at December 31, 2001 and 2000

     Total assets increased $1.05 billion, or 74.33%, to $2.45 billion at December 31, 2001 as compared to $1.40 billion at December 31, 2000. The increase was primarily due to the acquisition of First Federal which added $960.48 million in assets. The major increases were due to a $450.45 million increase in securities, a $425.38 million increase in net loans, a $57.82 million increase in cash and cash equivalents, a $41.40 million increase in the cash surrender value of life insurance, and a $30.93 million increase in intangible assets, including goodwill. Securities acquired from First Federal totaled $612.49 million which was partially offset by sales, maturities and principal payments. The increase in loans was primarily due to real estate loans, as one- to four-family mortgages increased $255.36 million ($204.81 million from First Federal) and construction, commercial and multi-family mortgages increased $113.19 million ($28.96 million from First Federal). Consumer loans increased $40.41 million as $42.60 million were acquired from First Federal. Cash and cash equivalents increased as the Bank sold collateralized mortgage obligations in December 2001 previously acquired from First Federal and had yet to reinvest the funds in longer term securities. During June 2001, the Bank purchased $20.00 million in life insurance, and the Bank acquired $20.36 million in life insurance from First Federal. In conjunction with the acquisition of First Federal, the Bank recorded intangible assets of $32.37 million, consisting of $19.97 million of goodwill, $8.85 million of core deposit intangibles and $3.55 million of non-compete agreements with former First Federal executives. The growth in assets was funded by an increase in deposits of $657.57 million ($634.17 million from First Federal) and advances from Federal Home Loan Bank ("FHLB") of $365.36 million ($316.55 million from First Federal). Stockholders' equity increased $2.83 million, primarily due to net income for the period, partially offset by the funding of the trustees' repurchase of restricted stock associated with the January 2, 2001 restricted stock awards under the Company's 2000 Stock-Based Incentive Plan, and the declaration of $0.42 of dividends during 2001.

     Deposits totaled $1.59 billion at December 31, 2001, an increase of $657.57 million, or 70.45%, compared to $933.37 million at December 31, 2000. The deposit growth reflects an increase of $297.11 million, or 67.55%, in certificates of deposit a $236.02 million, or 80.64%, increase in savings and money market accounts, a $83.29 million, or 63.32%, increase in NOW accounts and a $41.14 million, or 59.37%, increase in demand deposit accounts. The increases in all deposit types are primarily due to the acquisition of First Federal. In addition, the Bank continues to market a short-term commercial transactional repurchase agreement (repo) account to commercial businesses. These repo accounts increased $10.69 million, or 10.04%, during 2001. Advances from Federal Home Loan Bank increased $365.36 million, or 365.36%, from $100.00 million in 2000, to $465.36 million at December 31, 2001, as $316.55 million was acquired from First Federal.

     Nonperforming assets totaled $7.76 million at December 31, 2001 compared to $7.05 million at December 31, 2000, representing an increase of $717,000, or 10.18%. The increase in nonperforming loans was in one- to four-family mortgages of $787,000, commercial loans of $733,000, and consumer loans of $322,000. These increases were partially offset by a decrease in nonperforming commercial real estate and multifamily mortgages of $1.09 million. Nonperforming loans as a percentage of gross loans decreased to 0.53% at December 31, 2001 from 0.69% at December 31, 2000. Nonperforming assets as a percentage of total assets decreased to 0.32% at December 31, 2001 from 0.50% at December 31, 2000. Other real estate owned declined $41,000, or 32.80%, during 2001 due to property sales.

     Federal Home Loan Bank Stock increased $24.13 million, or 362.86%, from $6.65 million at December 31, 2000 to $30.78 million at December 31, 2001. The increase in stock was primarily due to the acquisition of First Federal.

     Cash surrender value life insurance increased $41.40 million from $0 at December 31, 2000 to $41.40 million at December 31, 2001. The Bank acquired $20.36 million from First Federal during the third quarter of 2001. Additionally, on June 15, 2001 the Bank purchased $20.00 million of life insurance with cash surrender value of $20.00 million. The life insurance was purchased on key Bank officers. The income earned on these policies will be used to offset the projected cost of the Bank's current and post-retirement benefit plans for all employees.

     Goodwill increased $19.97 million from $0 at December 31, 2000 to $19.97 million at December 31, 2001. The increase is due solely to the acquisition of First Federal, and is not subject to amortization. Other intangible assets increased $10.96 million from $1.97 million at December 31, 2000 to $12.93 million at December 31, 2001. The increase is primarily due to the acquisition of First Federal and consists of a core deposit intangible totaling $8.48 million and a noncompete intangible asset totaling $2.37 million at December 31, 2001. During 2001, the Bank recorded an additional minimum pension liability of approximately $845,000. The Bank recorded the tax effected intangible asset related to this liability of approximately $549,000. The additional minimum pension liability relates primarily to a Supplemental Retirement Plan for the Chief Executive Officer and a Consultation Plan for Certain Outside Directors. These increases were partially offset by the amortization of an existing branch premium of $432,000 for the year ended December 31, 2001. The First Federal core deposit intangible is being amortized over eight years on a straight line basis and the noncompete intangible is being amortized over the term of the noncompete agreement of twelve months on a straight line basis.

     Other liabilities increased $5.41 million from $21.59 million at December 31, 2000 to $27.00 million at December 31, 2001. The increase in other liabilities included severance, executive and other employee benefits resulting from the acquisition of First Federal that have not yet been paid.

     Total capital increased $2.83 million, or 1.22%, to $235.37 million at December 31, 2001 compared to $232.54 million at December 31, 2000. The increase was primarily due to net income for the period partially offset by the funding of the trustees' repurchase of restricted stock associated with the January 2, 2001 restricted stock awards under the Company's 2000 Stock-Based Incentive Plan, and the declaration of $0.42 of dividends during 2001.

Comparison of Operating Results for the Years Ended December 31, 2001 and 2000

     Net Income. Net income increased by $5.38 million, or 72.90%, to $12.76 million for 2001 from $7.38 million for 2000. Earnings per diluted share for the year ended December 31, 2001 were $1.19 based on 10.70 million weighted average diluted shares outstanding. During 2001, the Company recorded charges totaling $6.37 million ($4.14 million, net of tax) that are nonrecurring in nature. These charges included $4.08 million of other than temporary impairment of investment securities, $1.42 million of director and employee retirement expenses, and $872,000 of relocation and branch-closing costs resulting from the recent acquisition of First Federal. Net income for the year ended December 31, 2000 was reduced by a one-time nonrecurring expense of $8.32 million ($5.41 million, net of tax) relating to the Company's establishment of SBM Charitable Foundation, Inc. in March 2000 in connection with the Bank's conversion from the mutual holding company form of organization to the stock holding company form of organization. Due to the timing of the conversion, earnings per share for the year ended December 31, 2000 are not meaningful.

     Operating earnings, which exclude gains and losses from securities transactions and the previously discussed nonrecurring expenses in both 2000 and 2001, net of related tax effects, were significantly higher than the prior year's levels. Operating earnings, net of tax, for the year 2001 were $16.59 million, or $1.55 per diluted share, compared to operating earnings of $12.50 million for the year 2000.

     Net Interest Income. Net interest income increased $12.21 million, or 23.82%, to $63.46 million for 2001 from $51.25 million for 2000. The increase was primarily a result of higher interest income from an increase in the level of interest earning assets, partially offset by lower yields. The increase in interest income was partially offset by higher interest expense resulting from an increase in the level of interest bearing liabilities, partially offset by lower rates. The higher levels of interest earning assets and interest bearing liabilities was primarily due to the acquisition of First Federal. Lower asset yields and lower deposit and borrowing rates were primarily caused by a lower overall interest rate environment in 2001 as compared to 2000.

     Interest and dividend income increased $20.30 million, or 21.35%, to $115.39 million for 2001 from $95.09 million for 2000. The average yield on interest earning assets decreased 48 basis points from 7.26% in 2000 to 6.78% in 2001, primarily due to a decrease in general market interest rates. Interest income on loans increased $10.20 million, or 13.39%, to $86.36 million for 2001 compared to $76.16 million for 2000. The increase was primarily due to a $170.06 million increase in the average balance of loans outstanding, partially offset by a 24 basis point decrease in the average yield on loans primarily due to a lower interest rate environment. Interest and dividend income from investment securities and other interest-bearing assets increased $10.10 million, or 53.35%, to $29.03 million for 2001 compared to $18.93 million for 2000. The increase in interest and dividend income from investment securities and other interest-bearing assets was due to an increase in the average balance of $222.60 million, or 69.89%, to $541.12 million for the year ended December 31, 2001, primarily due to the First Federal acquisition. Investment and other interest-bearing asset yields decreased 58 basis points in 2001 as compared to 2000 due to a decrease in general market interest rates.

     Interest expense increased $8.09 million, or 18.45%, to $51.93 million for 2001 from $43.84 million for 2000. The increase reflects an increase in expense on advances from FHLB of $5.50 million, and deposits and escrow of $3.36 million, partially offset by a decrease in expense for short-term borrowed funds of $771,000. Interest expense on advances from FHLB increased primarily due to increased average volumes of $129.75 million, partially offset by lower rates of 119 basis points. Interest expense on deposits and escrow increased primarily due to higher average volumes of $231.17 million, partially offset by lower rates of 53 basis points. The higher volumes were primarily due to the First Federal acquisition, and the lower rates were due to a decrease in general market interest rates. Interest expense on short-term borrowed funds represented by commercial transactional repurchase agreements decreased primarily due lower rates of 71 basis points. The average cost of funds for the Company decreased 48 basis points from 4.11% in 2000 to 3.63% in 2001, mainly due to lower general market interest rates.

     Provision for Loan Losses. The provision for loan losses was $2.00 million for 2001 compared to $1.20 million for 2000. The allowance for loan losses was 1.06% of total loans and 198.31% of nonperforming loans at December 31, 2001 compared to 1.16% and 168.96%, respectively, at December 31, 2000. The increase in provision is due to the allowance for loan loss ratios at First Federal being lower than the Bank's ratios and uncertainty in the economy. At June 30, 2001 (last quarter-end prior to the acquisition), the Bank's allowance for loan losses was 1.14% of total loans as compared to First Federal's allowance for loan losses as a percentage of total loans of 0.74%. Although First Federal had a different loan portfolio mix, management deemed it prudent to increase the loan loss provision for the third quarter of 2001 to compensate for First Federal's lower coverage ratio. The provision for loan losses returned to the first and second quarter level in fourth quarter 2001.

     Noninterest Income. Noninterest income decreased $1.27 million or 12.37% to $9.00 million for 2001 as compared to $10.27 million for 2000. On a quarterly basis, the Company reviews available for sale investment securities with unrealized depreciation for six consecutive months to assess whether the decline in fair value is temporary or other than temporary. The Company judges whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons. Once the estimated reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. In accordance with this policy, for the year ended December 31, 2001 and 2000 the Company recorded other than temporary impairment charges of $4.08 million and $0, respectively. Partially offsetting this charge, fee income from service charges and account fees was $9.56 million in 2001 compared with $7.65 million for 2000. The increase in fee income and service charges is primarily due to the acquisition of deposits from First Federal. The Bank had earnings on life insurance of $1.03 million in 2001 as compared to $0 in 2000. The Bank acquired $20.36 million of life insurance from First Federal during the third quarter of 2001. Additionally, on June 15, 2001, the Bank purchased $20.00 million of life insurance with cash surrender value of $20.00 million. The life insurance was purchased on key Bank officers.

     Noninterest Expense. Noninterest expense increased $2.03 million, or 4.12%, to $51.31 million for 2001 from $49.28 million for 2000. The increase in noninterest expense for 2001 was primarily due to higher salaries, employee benefits, fees and services, amortization of other intangible assets and to nonrecurring charges pertaining to director and employee retirement expenses and relocation and branch closing costs. Partially offsetting these increases was the 2000 expense of $8.32 million of securities contributed to SBM Charitable Foundation, Inc. in connection with the Company's March 2000 initial public offering. Excluding the nonrecurring charges in 2001 and the contribution to the New Foundation in 2000, noninterest expenses increased $8.06 million, or 19.68%, to $49.02 million for 2001 from $40.96 million in 2000. The primary reason for increases in noninterest expense was the acquisition of First Federal. Salaries increased $1.91 million, or 11.72%, mainly due to the addition of 108 full time equivalent employees. Employee benefits increased $2.63 million, or 43.91%, from $5.99 million for the year ended December 31, 2000 to $8.62 million for the year ended December 31, 2001. The increase was due to the granting of restricted stock under the 2000 Stock-Based Incentive Plan resulting in a charge of $1.63 million in 2001, increased ESOP expense of $513,000 due to a higher average stock price, an increase in cost of nonqualified benefit plans of $246,000 and an increase in health insurance costs of $207,000. Fees and services increased $912,000, or 18.96%, from $4.81 million for 2000 to $5.72 million for 2001. The increase in this category was mainly due to increased legal, director, software licensing and franchise tax fees. Many of these increases resulted directly and indirectly from the conversion from mutual holding company form to stock holding company form of organization as well as the acquisition of First Federal. Amortization of other intangible assets increased $1.55 million, or 360.47%, during 2001. Due to the acquisition of First Federal, the Company recorded other intangible assets for noncompete agreements with former First Federal executives and a core deposit intangible. The noncompete agreement intangible totaled $2.37 million at December 31, 2001, and is being amortized on a straight line basis over its term of twelve months. The core deposit intangible totaled $8.48 million at December 31, 2001, and is being amortized on a straight line basis over its estimated life of eight years. During the third quarter of 2001, the Company recorded noninterest expenses totaling $2.29 million that are nonrecurring in nature. The Company recorded director and employee retirement expenses of $1.42 million and $872,000 of relocation and branch closing costs. The Bank offered an early retirement package to certain employees resulting in a charge of $547,000. CTBS granted stock options and restricted stock to the former Chairman of the Board, incurring $541,000 of expense. CTBS also accelerated the vesting of previously granted stock options and restricted stock to a director who retired on December 31, 2001. The charge incurred with the vesting acceleration was $331,000. The Bank recorded $872,000 of relocation and branch closing costs primarily due to the closing of five SBM branches that were no longer necessary due to overlap of market areas caused by the acquisition of First Federal.

     Provision for Income Taxes. The provision for income taxes increased $2.72 million, or 74.32%, to $6.38 million for 2001 from $3.66 million for 2000. The effective tax rates were 33.31% for 2001 and 33.14% for 2000. The increase in tax expense is due to an increase in taxable income.

Comparison of Operating Results for the Years Ended December 31, 2000 and 1999

     Net Income. Net income decreased by $1.37 million, or 15.66%, to $7.38 million for 2000 from $8.75 million for 1999. Net income for the year 2000 was reduced by a one-time nonrecurring expense of $8.32 million ($5.41 million after tax) relating to the Company's establishment of SBM Charitable Foundation, Inc. in March 2000 in connection with the Bank's conversion from the mutual holding company form of organization to the stock holding company form of organization. Due to the timing of the Conversion, earnings per share for the twelve months ended December 31, 2000 and prior periods are not presented. Earnings per diluted share were $0.59 for the ten months ended December 31, 2000.

     Operating earnings, excluding securities gains and the previously discussed nonrecurring expense of $8.32 million net of related tax effect, were significantly higher than prior year's levels. Operating earnings, net of tax, for the year ended December 31, 2000 were $12.50 million, a $4.64 million, or 59.03% increase, compared to $7.86 million for the year ended December 31, 1999. Net interest income after provision for loan losses increased $9.69 million, or 24.01%, to $50.05 million for 2000 compared to $40.36 million for 1999. Service charges and fees and other noninterest income increased $2.11 million, or 28.21%, from $7.48 million to $9.59 million for 2000. Noninterest expense, excluding nonrecurring expenses of $8.32 million, increased $4.37 million, or 11.94%, to $40.96 million for 2000 from $36.59 million for 1999.

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

     Interest expense increased $6.47 million, or 17.31%, to $43.84 million for 2000 from $37.37 million for 1999. The increase reflects an increase in expense on advances from FHLB of $3.17 million, deposits and escrow of $2.37 million and short-term borrowed funds of $923,000. Interest expense on advances from FHLB increased primarily due to increased average volumes of $46.93 million as well as higher costs of 30 basis points. Interest expense on deposits and escrow increased primarily due to higher costs of certificates of deposit of 41 basis points and savings and money market accounts of 28 basis points. Interest expense on short-term borrowed funds represented by commercial transactional repurchase agreements increased primarily due to increased average volumes of $21.39 million as well as higher costs of 25 basis points. The average cost of funds for the Bank increased 30 basis points from 3.81% in 1999 to 4.11% in 2000, mainly due to higher general market interest rates.

     Provision for Loan Losses. The provision for loan losses was $1.20 million for 2000 compared to $1.10 million for 1999. The allowance for loan losses was 1.16% of total loans and 168.96% of nonperforming loans at December 31, 2000 compared to 1.12% and 92.44%, respectively, at December 31, 1999. The increase in the allowance for loan losses as a percentage of nonperforming loans is primarily due to the full repayment of a nonperforming commercial real estate loan for $4.29 million during April 2000.

     Noninterest Income. Noninterest income increased $863,000, or 9.17%, to $10.27 million for 2000 as compared to $9.41 million for 1999. Fee income from service charges and account fees was $7.65 million in 2000 compared with $5.87 million for 1999. The increase in fee income and service charges is primarily due to the introduction of debit cards, and increases in merchant services and individual account fees. Other fee income increased from $1.62 million in 1999 to $1.94 million in 2000 and reflects increases in fees earned from brokerage services. Gains on sales of securities and mortgage loans declined $927,000 and $314,000 respectively, as management chose to retain higher yielding securities and loans rather than sell them and receive one-time gains.

     Noninterest Expense. Noninterest expense increased $12.69 million, or 34.68%, to $49.28 million for 2000 from $36.59 million for 1999. The increase is primarily due to a nonrecurring one-time contribution of securities to SBM Charitable Foundation of $8.32 million in 2000. Other increases in noninterest expense include $1.69 million, or 39.30%, for pension and other employee benefits, $1.09 million, or 7.17%, for salaries, and $1.02 million, or 26.91%, for fees and services. Pension and other employee benefits increased due to new qualified and non-qualified benefit plans formed in connection with the public offering. Salaries increased due to annual wage increases and additional staffing necessary for a public entity. Fees and services increased due to director, legal, and miscellaneous fees of the new public holding company, other legal fees, and debit card service fees.

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

                                                  For the Year Ended December 31,
                               -----------------------------------------------------------------
                                              2001                             2000
                               -------------------------------   -------------------------------
                                                       Average                           Average
                                 Average                Yield/     Average                Yield/
                                 Balance    Interest    Rate       Balance    Interest     Rate
                               ----------   --------   -------   ----------   --------   -------
                                                     (dollars in thousands)
Interest-earning assets:
  Loans (1):
    Real estate                $  914,824   $ 66,802    7.30%    $  773,358    $57,200     7.40%
    Consumer                       95,133      7,228    7.60         76,588      6,321     8.25
    Commercial                    151,267     12,329    8.15        141,212     12,642     8.95
                               ----------   --------    ----     ----------    -------     ----
      Total loans               1,161,224     86,359    7.44        991,158     76,163     7.68
                               ----------   --------    ----     ----------    -------     ----
  Mortgage-backed
    securities (2)                105,940      6,792    6.41         62,083      4,499     7.25
  Collateralized mortgage
    obligations (2)               116,938      6,111    5.23             --         --       --
  Investment securities (2):
    U.S. Government and
      agency obligations           99,347      5,509    5.55         86,261      5,399     6.26
    Municpal obligations            9,406        500    5.32          2,954        173     5.86
    Corporate securities           53,784      3,848    7.15         51,833      3,584     6.91
    Common stock and
      mutual funds                 49,960      1,155    2.31         45,612      1,017     2.23
    Other equity securities           702          3    0.43            432         --       --
    Asset-backed securities        28,327      1,986    7.01         28,258      1,796     6.36
  Other interest-bearing
    assets:
    Federal Home Loan
      Bank stock                   15,227        824    5.41          6,477        460     7.10
    Federal funds sold             61,492      2,300    3.74         34,607      2,001     5.78
                               ----------   --------    ----     ----------    -------     ----
      Total interest-
        earning assets          1,702,347   $115,387    6.78%     1,309,675    $95,092     7.26%
                                            ========                           =======
  Noninterest-earning assets       58,260                            38,575
                               ----------                        ----------
      Total assets             $1,760,607                        $1,348,250
                               ==========                        ==========

                               For the Year Ended December 31,
                               -------------------------------
                                             1999
                               -------------------------------
                                                       Average
                                 Average                Yield/
                                 Balance    Interest    Rate
                               ----------   --------   -------
                                    (dollars in thousands)
Interest-earning assets:
  Loans (1):
    Real estate                $  684,617    $50,086     7.32%
    Consumer                       71,537      5,653     7.90
    Commercial                    123,071     10,686     8.68
                               ----------    -------     ----
      Total loans                 879,225     66,425     7.56
                               ----------    -------     ----
  Mortgage-backed
    securities (2)                 36,295      2,460     6.78
  Collateralized mortgage
    obligations (2)                    --         --       --
  Investment securities (2):
    U.S. Government and
      agency obligations           71,243      4,169     5.85
    Municpal obligations            2,990        175     5.85
    Corporate securities           35,890      2,348     6.54
    Common stock and
      mutual funds                 44,513        999     2.24
    Other equity securities           419         --       --
    Asset-backed securities        20,244      1,265     6.25
  Other interest-bearing
    assets:
    Federal Home Loan
      Bank stock                    5,909        383     6.48
    Federal funds sold             14,625        610     4.17
                               ----------    -------     ----
      Total interest-
        earning assets          1,111,353    $78,834     7.09%
                                             =======
  Noninterest-earning assets       38,733
                               ----------
      Total assets             $1,150,086
                               ==========

                                                   For the Year Ended December 31,
                               -----------------------------------------------------------------
                                              2001                              2000
                               -------------------------------   -------------------------------
                                                       Average                           Average
                                 Average                Yield/     Average                Yield/
                                 Balance    Interest    Rate       Balance    Interest     Rate
                               ----------   --------   -------   ----------   --------   -------
                                                 (dollars in thousands)
Interest-bearing
  liabilities:
  Deposits:
    NOW accounts               $  150,693    $ 1,055     0.70%   $  115,819    $ 1,378      1.19%
    Savings and money
      market accounts             382,045      8,420     2.20       297,276      8,225      2.77
    Certificates of deposit       542,888     27,113     4.99       432,624     23,672      5.47
    Escrow deposits                 7,332        211     2.88         6,069        163      2.69
                               ----------    -------   ------    ----------    -------    ------
      Total interest-bearing
         deposits               1,082,958     36,799     3.40       851,788     33,438      3.93
  Short-term borrowed funds       110,823      2,882     2.60       110,520      3,653      3.31
  Advances from Federal
    Home Loan Bank                235,440     12,251     5.20       105,692      6,751      6.39
                               ----------    -------   ------    ----------     ------    ------
      Total interest-bearing
         liabilities            1,429,221    $51,932     3.63%    1,068,000    $43,842      4.11%
                                             =======                           =======
  Noninterest-bearing
    liabilities                    99,224                            74,828
                               ----------                        ----------
      Total liabilities         1,528,445                         1,142,828
  Stockholders' equity            232,162                           205,422
                               ----------                        ----------
      Total liabilities and
        stockholders' equity   $1,760,607                        $1,348,250
                               ==========                        ==========
  Net interest-earning
    assets                     $  273,126                        $  241,675
                               ==========                        ==========
  Net interest income                        $63,455                           $51,250
                                             =======                           =======
  Interest rate spread (3)                               3.15%                              3.15%
  Net interest margin (4)                                3.73%                              3.91%
  Ratio of interest-earning
    assets to interest-
    bearing liabilities                                119.11%                            122.63%

                               For the Year Ended December 31,
                               -------------------------------
                                            1999
                               -------------------------------
                                                       Average
                                 Average                Yield/
                                 Balance    Interest    Rate
                               ----------   --------   -------
                                      (dollars in thousands)
Interest-bearing
  liabilities:
  Deposits:
    NOW accounts               $  105,916    $ 1,507      1.42%
    Savings and money
      market accounts             277,565      6,919      2.49
    Certificates of deposit       444,550     22,482      5.06
    Escrow deposits                 5,684        158      2.78
                               ----------    -------    ------
      Total interest-bearing
         deposits                 833,715     31,066      3.73
  Short-term borrowed funds        89,133      2,730      3.06
  Advances from Federal
    Home Loan Bank                 58,761      3,578      6.09
                               ----------    -------    ------
      Total interest-bearing
         liabilities              981,609    $37,374      3.81%
                                             =======
  Noninterest-bearing
    liabilities                    52,175
                               ----------

      Total liabilities         1,033,784
  Stockholders' equity            116,302
                               ----------
      Total liabilities and
        stockholders' equity   $1,150,086
                               ==========
   Net interest-earning
    assets                     $  129,744
                               ==========
  Net interest income                        $41,460
                                             =======
  Interest rate spread (3)                                3.28%
  Net interest margin (4)                                 3.73%
  Ratio of interest-earning
    assets to interest-
    bearing liabilities                                 113.22%

----------
(1) Balances are net of undisbursed proceeds of construction loans in process and include nonperforming loans.
(2) Includes securities available for sale at market value and held to maturity at cost.
(3) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

     The following table presents the effects of changing rates and volumes on the interest income and interest expense of the Bank. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). For purposes of this table, changes attributable to changes in both rate and volume, which cannot be segregated, are shown in the rate/vol column.

                                                      2001                                           2000
                                                  Compared to                                    Compared to
                                                      2000                                           1999
                                    ------------------------------------------    -------------------------------------------
                                                Increase (Decrease)                            Increase (Decrease)
                                                     Due to                                          Due to
                                    ------------------------------------------    -------------------------------------------
                                                                         (in thousands)
                                     Rate      Volume     Rate/Vol      Net        Rate       Volume     Rate/Vol       Net
                                    -------    -------    --------    --------    -------    --------    --------    --------
Interest-earning assets:
  Loans:
    Real estate                     $  (728)   $10,463     $  (133)   $  9,602    $   550    $  6,493       $  71    $  7,114
    Consumer                           (502)     1,531        (122)        907        251         399          18         668
    Commercial                       (1,133)       900         (80)       (313)       332       1,575          49       1,956
                                    -------    -------     -------    --------    -------    --------       -----    --------
       Total loans                   (2,363)    12,894        (335)     10,196      1,133       8,467         138       9,738
  Mortgage-backed securities           (519)     3,178        (366)      2,293        170       1,748         121       2,039
  Collateralized mortgage
    obligations                          --      6,111          --       6,111         --          --          --          --
  Investment securities              (1,098)     3,609        (816)      1,695        715       3,315         451       4,481
                                    -------    -------     -------    --------    -------    --------       -----    --------
    Total interest-earning assets    (3,980)    25,792      (1,517)     20,295      2,018      13,530         710      16,258
                                    -------    -------     -------    --------    -------    --------       -----    --------

Interest-bearing liabilities:
  Deposits:
    NOW accounts                       (567)       415        (171)       (323)      (247)        141         (23)       (129)
    Savings accounts                 (1,673)     2,345        (477)        195        761         491          54       1,306
    Certificates of deposit          (2,066)     6,033        (526)      3,441      1,843        (604)        (49)      1,190
    Other                                12         34           2          48         (5)         10          --           5
                                     ------    -------      ------    --------    -------    --------       -----    --------
       Total deposits                (4,294)     8,827      (1,172)      3,361      2,352          38         (18)      2,372
  Short-term borrowed funds            (779)        10          (2)       (771)       216         655          52         923
  Advances from Federal Home
    Loan Bank                        (1,251)     8,288      (1,537)      5,500        175       2,858         140       3,173
                                     ------    -------     -------    --------    -------    --------       -----    --------
       Total interest-bearing
          liabilities                (6,324)    17,125      (2,711)      8,090      2,743       3,551         174       6,468
                                    -------    -------     -------    --------    -------    --------       -----    --------
  Increase (decrease) in net
    interest income                 $ 2,344    $ 8,667     $ 1,194    $ 12,205    $  (725)   $  9,979       $ 536    $  9,790
                                    =======    =======     =======    ========    ========   ========       =====    ========

Liquidity and Capital Resources

     Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. Primary sources of funds consist of deposit inflows, loan repayments, maturities, paydowns, and sales of collateralized mortgage obligations, investment and mortgage-backed securities and advances from the FHLB of Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     The Bank's primary investing activities are: (1) originating residential one-to four-family mortgage loans and, to a lesser extent, commercial business and real estate loans, multi-family loans, single-family construction loans, home equity loans and lines of credit and consumer loans and (2) investing in mortgage-backed securities, collateralized mortgage obligations, asset-backed securities, U.S. Government and agency obligations, corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposit growth and FHLB of Boston advances. During 2000, the Company received net proceeds (after expenses) from the issuance of stock in connection with the Conversion of $90.51 million. The Company used 50% of the net proceeds from the Conversion to buy all of the common stock of SBM and retained the remaining 50% which was primarily invested in fixed income securities. During the years ended December 31, 2001 and 2000, the Bank's loan originations and purchases, net of repayments totaled $153.17 million and $79.13 million, respectively. During 2001, the Bank also acquired $284.66 million in gross loans from First Federal. During the years ended December 31, 2001 and 2000, the Bank purchased securities classified as available for sale of $115.67 million and $199.88 million, respectively. During 2001, the Bank also acquired $612.49 million in securities from First Federal. The Bank experienced a net increase in total deposits, exclusive of the First Federal acquisition, of $24.72 million and $26.78 million for the years ended December 31, 2001 and 2000, respectively, primarily as a result of retail and commercial programs designed to attract deposits. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. During 2001, the Bank also acquired $635.12 million in deposits from First Federal. Proceeds from sales of loans, maturities, calls and sales of securities, principal payments on mortgage-backed securities and collateralized mortgage obligations and net FHLB advances were $7.32 million, $172.53 million, $91.13 million, and $49.96 million respectively, for the year ended December 31, 2001. During 2001, the Bank also acquired $316.55 million in FHLB advances from First Federal. Proceeds from sales of loans, maturities, calls and sales of securities, principal payments on mortgage-backed securities and collateralized mortgage obligations and net FHLB advances were $20.23 million, $124.46 million, $10.71 million, and $16.00 million respectively, for the year ended December 31, 2000. The Bank closely monitors its liquidity position on a daily basis. If the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances and through repurchase agreement borrowing facilities.

     Certificates of deposit that are scheduled to mature in one year or less from December 31, 2001 totaled $503.10 million. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. Occasionally, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

     The Bank must satisfy various regulatory capital requirements administered by the federal banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2001, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $156.89 million, or 6.63% of average quarterly assets, which is above the required level of $94.61 million, or 4.00%, and total risk-based capital of $172.12 million, or 10.85% of risk weighted assets, which is above the required level of $126.87 million, or 8.00%. The Bank is considered "well capitalized" under regulatory guidelines.

Off Balance Sheet Information

     The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments included commitments to extend credit of approximately $235.52 million and $176.67 million as of December 31, 2001 and 2000, respectively, and standby letters of credit of approximately $6.75 million and $7.36 million as of December 31, 2001 and 2000, respectively. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments.

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

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bank management evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include income producing commercial properties, accounts receivable, inventory and property, plant and equipment.

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

     As of December 31, 2001, minimum rental commitments under noncancellable operating leases were (in thousands):

Year           Commitment
----           ----------
2002             $1,214
2003              1,085
2004                945
2005                859
2006                753
Therafter         3,912
                 ------
Total            $8,768
                 ======

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

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." With the adoption of SFAS No. 142, goodwill will no longer be subject to amortization over its estimated useful life, but will be subject to annual assessment for impairment by applying a fair-value-based test. Recognized intangible assets, such as core deposit intangibles, will continue to be amortized over their useful lives. On August 31, 2001, the Bank acquired all of the outstanding common stock of First Federal. The Company has recorded goodwill of $19.97 million as of December 31, 2001. Under the new standard, this goodwill which is entirely associated with the First Federal acquisition will not be amortized but will be subject to an annual fair-value-based impairment test. The initial fair value test as of January 1, 2002 is required to be completed by June 30, 2002. The Bank does not expect an impairment charge to result from the initial test. The core deposit intangible of $8.48 million as of December 31, 2001 will continue to be amortized under the new rules.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

Qualitative Aspects of Market Risk

     The Bank's most significant form of market risk is interest rate risk. The principal objectives of the Bank's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given its business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with its established policies. The Bank has an Asset/Liability Committee, responsible for reviewing its asset/liability policies and interest rate risk position, which meets quarterly and reports trends and interest rate risk position to the Executive Committee of the Board of Directors and the Board of Directors. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank. In recent years, the Bank has managed interest rate risk by:

     (1) originating variable rate commercial real estate loans and prime rate commercial business loans;

     (2) emphasizing shorter-term consumer loans including home equity lines of credit indexed to the prime rate, as reported in The Wall Street Journal;

     (3) maintaining a high quality securities portfolio that provides adequate liquidity and flexibility to take advantage of opportunities that may arise from fluctuations in market interest rates, the overall maturity and duration of which is monitored in relation to the repricing of its loan portfolio;

     (4) promoting lower cost liability accounts such as demand deposits and business repurchase accounts; and

     (5) using Federal Home Loan Bank advances to better structure maturities of its interest rate sensitive liabilities.

     The Bank's market risk also includes equity price risk. The Bank's common stock and mutual fund portfolio had gross unrealized gains of $11.49 million and gross unrealized losses of $152,000 at December 31, 2001 which are included, net of taxes, in accumulated other comprehensive income, a separate component of the Bank's capital. If equity security prices decline due to unfavorable market conditions or other factors, the Bank's capital would decrease.

     The Bank's investment policy authorizes it to be a party to financial instruments with off-balance sheet risk in the normal course of business to reduce its exposure to fluctuations in interest rates. These financial instruments include interest rate cap agreements. Interest rate cap agreements generally involve the payment of a premium in return for cash receipts if interest rates rise above or fall below a specified interest rate level. Payments are based on a notional principal amount. Caps generally are not readily available for time periods longer than five years. The Bank's objective in using interest rate caps is to reduce risk associated with adverse rate volatility while enabling the Bank to benefit from favorable interest rate movements. All counter-parties to cap arrangements must be pre-approved by the Bank's Executive Committee and reported to its Investment Committee. At December 31, 1999, the notional principal amount of the Bank's outstanding interest rate cap agreement was $25.00 million. Under the terms of the cap agreement, the Bank paid a premium totaling $123,000 which was included in other assets and was being amortized over three years which was the term of the agreement. Amortization for the year ended December 31, 1999 totaled $38,000. The Bank sold the interest rate cap during the first quarter of 2000. At December 31, 2001 and 2000 the Bank had no derivative instruments.

Quantitative Aspects of Market Risk

     The Company analyzes its interest rate sensitivity position to manage the risk associated with interest rate movements through the use of gap analysis and balance sheet simulation. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 2001, the Company's one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was (0.10%) of total assets. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income.

     The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2001, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a series of time intervals. For residential mortgages prepayment rates were assumed to range from 0% to 12% annually. Investment securities, which include callable federal agency obligations, are presented based on stated maturities. NOW accounts, savings and money market accounts, and short-term borrowed funds were assumed to decay at 10%, 10%, 10%, 20% and 50%, respectively, for each of the following periods: one year, one to two years, two to three years, three to five years, and over five years. Prepayment rates can have a significant impact on the Bank's estimated gap. While the Bank believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan repayment and deposit withdrawal activity.

                                                                  At December 31, 2001
                                                  ----------------------------------------------------
                                                               More than     More than      More than
                                                               One Year      Two Years     Three Years
                                                   One Year       to            to              to
                                                   or Less     Two Years    Three Years     Five Years
                                                  ---------    ---------    -----------    -----------
                                                                 (dollars in thousands)
Interest-earning assets:
  Securities (1):
    Investment securities (2)                     $ 130,186    $  71,851    $    42,633     $   38,384
    Mortgage-backed securities                       42,166       27,146         18,541         22,951
    Collateralized mortgage obligations              47,450       45,465         51,732         84,099
    Common stock and mutual funds (3)                55,751          100             --             --
                                                  ---------    ---------    -----------     ----------
       Total securities                             275,553      144,562        112,906        145,434
                                                  ---------    ---------    -----------     ----------
  Loans                                             384,663      133,669        118,114        206,618
                                                  ---------    ---------    -----------     ----------
    Total interest-earning assets                 $ 660,216    $ 278,231    $   231,020     $  352,052
                                                  =========    =========    ===========     ==========
Interest-bearing liabilities:
  NOW accounts                                    $  21,483       21,483         21,483         42,966
  Savings and money market accounts                  52,872       52,872         52,872        105,744
  Certificates of deposit                           503,104      126,041         31,829         75,705
  Mortgagors' escrow accounts                            --           --             --             --
  Advances from Federal
    Home Loan Bank                                   73,466       77,557        111,398         69,614
  Short-term borrowed funds                          11,718       11,718         11,718         23,436
                                                  ---------    ---------    -----------     ----------
    Total interest-bearing liabilities            $ 662,643    $ 289,671    $   229,300     $  317,465
                                                  =========    =========    ===========     ==========
  Interest-earning assets less
    interest-bearing liabilities                  $  (2,427)   $ (11,440)   $     1,720     $   34,587
  Cumulative interest-rate
    sensitivity gap                               $  (2,427)   $ (13,867)   $   (12,147)    $   22,440

  Cumulative interest-rate sensitivity gap
    as a percentage of total assets                   (0.10%)      (0.57%)        (0.50%)         0.92%
  Cumulative interest-rate sensitivity gap as a
    percentage of total interest-
    earning assets                                    (0.10%)      (0.60%)        (0.52%)         0.96%

  Cumulative interest-earning assets as
    a percentage of cumulative interest-
    bearing liabilities                               99.63%       98.54%         98.97%        101.50%

  Cumulative interest-earning assets              $ 660,216    $ 938,447    $ 1,169,467     $1,521,519
  Cumulative interest-bearing liabilities         $ 662,643    $ 952,314    $ 1,181,614     $1,499,079

                                                        At December 31, 2001
                                                   More than      Total        Fair
                                                  Five Years     Amount        Value
                                                  ----------   ----------   ----------
                                                        (dollars in thousands)
Interest-earning assets:
  Securities (1):
    Investment securities (2)                     $  105,739   $  388,793   $  388,793
    Mortgage-backed securities                        38,946      149,750      149,750
    Collateralized mortgage obligations               29,855      258,601      258,601
    Common Stock and mutual funds (3)                 36,488       92,339       92,339
                                                  ----------   ----------   ----------
       Total securities                              211,028      889,483      889,483
                                                  ----------   ----------   ----------
  Loans                                              594,053    1,437,117    1,459,107
                                                  ----------   ----------   ----------
    Total interest-earning assets                 $  805,081   $2,326,600   $2,348,590
                                                  ==========   ==========   ==========
Interest-bearing liabilities:
  NOW accounts                                       107,410   $  214,825      214,825
  Savings and money market accounts                  264,359      528,719      528,719
  Certificates of deposit                                272      736,951      730,458
  Mortgagors' escrow accounts                         10,580       10,580       10,580
  Advances from Federal
    Home Loan Bank                                   133,320      465,355      467,369
  Short-term borrowed funds                           58,590      117,180      117,180
                                                  ----------   ----------   ----------
    Total interest-bearing liabilities            $  574,531   $2,073,610   $2,069,131
                                                  ==========   ==========   ==========
  Interest-earning assets less
    interest-bearing liabilities                  $  230,550   $  252,990
  Cumulative interest-rate
    sensitivity gap                               $  252,990

  Cumulative interest-rate sensitivity gap
    as a percentage of total assets                    10.34%
  Cumulative interest-rate sensitivity gap as a
    percentage of total interest-
    earning assets                                     10.87%

  Cumulative interest-earning assets as
    a percentage of cumulative interest-
    bearing liabilities                               112.20%

  Cumulative interest-earning assets              $2,326,600
  Cumulative interest-bearing liabilities         $2,073,610

----------
(1) All securities are classified as available for sale and therefore are shown at market value.
(2)  Includes short-term investments.
(3)  Includes debt mutual funds and Federal Home Loan Bank stock.

     As of December 31, 2001, the Bank's estimated exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods is as follows:

                                          Percentage Change in Estimated
                                              Net Interest Income Over
                                          ------------------------------
                                          12 months            24 months
                                          ---------            ---------
200 basis point increase in rates           -1.75%               -1.43%

200 basis point decrease in rates            0.55%               -7.61%

     The two hundred basis point change in rates in the above table is assumed to occur evenly over the next twelve months. Based on the scenario above, net income would be adversely affected (within the Bank's internal guidelines) in both the twelve and twenty-four month periods in a rising rate environment and positively affected in the twelve month and negatively effected in the twenty-four month periods in a declining rate environment. For each percentage point change in net interest income, the effect on net income would be $495,000, assuming a 35% tax rate.

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------

     For a listing of consolidated financial statements which are included in this document, see page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure.
        ---------------------

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

     Information regarding directors and Section 16(a) Compliance is incorporated herein by reference from the Sections entitled "Proposal 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 2001.

Item 11. Executive Compensation.
--------------------------------

     Incorporated herein by reference from the Sections entitled "Proposal 1 - Election of Directors - Directors' Compensation" and "Executive Compensation" of the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     Incorporated herein by reference from the Section entitled "Stock Ownership" of the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 2001.

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

     Incorporated herein by reference from the Section entitled "Transactions with Management" of the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 2001.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------

(a)(1) Financial Statements

     The following consolidated financial statements of Connecticut Bancshares, Inc. and subsidiaries are filed as part of this document under Item 8:

     .    Report of Independent Public Accountants
     .    Consolidated Statements of Condition at December 31, 2001 and 2000
     . Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999
     . Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999
     . Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999
     .    Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules

     Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(b)  Reports on Form 8-K filed during the last quarter of 2001

     In connection with the Bank's acquisition of First Federal, the Company filed an amended Current Report on Form 8-K/A dated November 13, 2001 amending the items, financial statements, exhibits or other portions of its Current Report on Form 8-K dated August 31, 2001 and filed September 5, 2001.

(c)  Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit
Number
------

2.1 Amended Provisional Plan of Conversion for Connecticut Bankshares, M.H.C. and The Savings Bank of Manchester (including the Amended and Restated Stock Articles of Incorporation and Bylaws of The Savings Bank of Manchester). (1)
3.1   Certificate of Incorporation of Connecticut Bancshares, Inc. (1)
3.2   Second Amended and Restated Bylaws of Connecticut Bancshares, Inc. (2)
4.0   Draft Stock Certificate of Connecticut Bancshares, Inc. (1)
10.1  Connecticut Bancshares, Inc. 2000 Stock-Based Incentive Plan (3)
10.2 Employment Agreement between The Savings Bank of Manchester and Richard P. Meduski (4)
10.3 Employment Agreement between The Savings Bank of Manchester and Charles L. Pike (4)
10.4 Employment Agreement between The Savings Bank of Manchester and Douglas K. Anderson (4)
10.5 Employment Agreement between The Savings Bank of Manchester and Roger A. Somerville (4)
10.6 Change-In-Control Agreement between The Savings Bank of Manchester and Michael J. Hartl (filed herewith)
10.7 Employment Agreement between Connecticut Bancshares, Inc. and Richard P. Meduski (4)
10.8 Employment Agreement between Connecticut Bancshares, Inc. and Charles L. Pike (4)
10.9 Employment Agreement between Connecticut Bancshares, Inc. and Douglas K. Anderson (4)
10.10 Employment Agreement between Connecticut Bancshares, Inc. and Roger A. Somerville (4)
11.0 Statement re: Computation of Per Share Earnings (included on page F-8 of the Consolidated Financial Statements and accompanying notes)

21.0 Subsidiaries Information Incorporated Herein By Reference to Part 1 - Subsidiaries of the Registrant
23.0  Consent of Independent Public Accountants (filed herewith)
99.0  Letter to commission pursuant to temporary note 3T (filed herewith)

----------
(1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1 and any amendments thereto, Registration No. 333-90865.
(2) Incorporated by reference into this document from the Quarterly Report on Form 10-Q dated March 31, 2001 and filed with the Securities and Exchange Commission on May 4, 2001.
(3) Incorporated by reference into this document from the Registrant's Proxy Statement dated August 18, 2000 and filed August 18, 2000.
(4) Incorporated by reference into this document from the 1999 Annual Report on Form 10-K filed March 30, 2000.

CONFORMED

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Connecticut Bancshares, Inc.


By:  /s/ Richard P. Meduski
     ---------------------------
     Richard P. Meduski
     President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Name                         Title                                   Date
      ----                         -----                                   ----


/s/ Richard P. Meduski            President, Chief Executive Officer   March 25, 2002
-------------------------------   and Director
Richard P. Meduski                (principal executive officer)


/s/ Michael J. Hartl              Senior Vice President and Chief      March 25, 2002
-------------------------------   Financial Officer
Michael J. Hartl                  (principal accounting and
                                  financial officer)


/s/ Laurence P. Rubinow           Director and Chairman                March 25, 2002
-------------------------------   of the Board
Laurence P. Rubinow


/s/ A. Paul Berte                 Director                             March 25, 2002
-------------------------------
A. Paul Berte


/s/ Timothy J. Devanney           Director                             March 25, 2002
-------------------------------
Timothy J. Devanney


/s/ Sheila B. Flanagan            Director                             March 25, 2002
-------------------------------
Sheila B. Flanagan


/s/ John D. LaBelle, Jr.          Director                             March 25, 2002
-------------------------------
John D. LaBelle, Jr.


/s/ Eric A. Marziali              Director                             March 25, 2002
-------------------------------
Eric A. Marziali



/s/ Timothy J. Moynihan           Director                             March 25, 2002
-------------------------------
Timothy J. Moynihan


/s/ Jon L. Norris                 Director                             March 25, 2002
--------------------------------
Jon L. Norris


/s/ William D. O'Neill            Director                             March 25, 2002
-------------------------------
William D. O'Neill


/s/ John G. Sommers               Director                             March 25, 2002
-------------------------------
John G. Sommers


/s/ Thomas E. Toomey              Director                             March 25, 2002
-------------------------------
Thomas E. Toomey


/s/ Gregory S. Wolff              Director                             March 25, 2002
-------------------------------
Gregory S. Wolff

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Index

                                                                  Page

Report of Independent Public Accountants                           F-2

Consolidated Statements of Condition
    As of December 31, 2001 and 2000                               F-3

Consolidated Statements of Operations
    For the Years Ended December 31, 2001, 2000 and 1999           F-4

Consolidated Statements of Changes in Stockholders' Equity
    For the Years Ended December 31, 2001, 2000 and 1999           F-5

Consolidated Statements of Cash Flows
    For the Years Ended December 31, 2001, 2000 and 1999           F-6

 Notes to Consolidated Financial Statements                        F-7

Report of Independent Public Accountants

To the Board of Directors of
Connecticut Bancshares, Inc.:

We have audited the accompanying consolidated statements of condition of Connecticut Bancshares, Inc. (a Connecticut stock bank holding company) and its subsidiary, The Savings Bank of Manchester (collectively, the Bank), as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Connecticut Bancshares, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP
----------------------------
    Arthur Andersen LLP

Hartford, Connecticut
January 16, 2002

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Condition
As of December 31, 2001 and 2000
(Dollars in thousands)

                                                                     2001           2000
                                                                  -----------    -----------
ASSETS

Cash and cash equivalents                                         $   122,624    $    64,797
Securities available for sale at fair value                           758,534        308,081
Loans held for sale                                                       746            290
Loans, net                                                          1,421,143        995,764
Federal Home Loan Bank Stock, at cost                                  30,783          6,654
Premises and equipment, net                                            19,348         13,197
Accrued interest receivable                                            12,933          8,747
Other real estate owned                                                    84            125
Cash surrender value of life insurance                                 41,396             --
Current and deferred income taxes                                       1,686             --
Goodwill                                                               19,970             --
Other intangible assets                                                12,927          1,967
Other assets                                                            4,250          3,689
                                                                  -----------    -----------
               Total assets                                       $ 2,446,424    $ 1,403,311
                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                          $ 1,590,938    $   933,370
Short-term borrowed funds                                             117,180        106,493
Mortgagors' escrow accounts                                            10,580          8,896
Advances from Federal Home Loan Bank                                  465,355        100,000
Current and deferred income taxes                                          --            419
Accrued benefits and other liabilities                                 26,997         21,594
                                                                  -----------    -----------
               Total liabilities                                    2,211,050      1,170,772
                                                                  -----------    -----------

Commitments and contingencies (Notes 14, 15 and 18)

Stockholders' equity:
     Common stock ($.01 par value; 45,000,000 authorized
       shares; 11,235,608 and 11,232,000 shares issued and
       outstanding at December 31, 2001 and 2000, respectively)           112            112
     Additional paid-in capital                                       108,354        108,257
     Retained earnings                                                127,737        119,691
     ESOP unearned compensation                                        (8,065)        (8,685)
     Restricted stock unearned compensation                            (6,395)            --
     Accumulated other comprehensive income                            13,631         13,164
                                                                  -----------    -----------
               Total stockholders' equity                             235,374        232,539
                                                                  -----------    -----------
               Total liabilities and stockholders' equity         $ 2,446,424    $ 1,403,311
                                                                  ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations For the Years Ended December 31, 2001, 2000 and 1999 (Dollars in thousands, except for share and per share data)

                                                                  2001        2000        1999
                                                               ---------    --------    --------
Interest and dividend income:
  Interest income on loans                                     $  86,359    $ 76,163    $ 66,425
  Interest and dividends on securities                            29,028      18,929      12,409
                                                               ---------    --------    --------

       Total interest and dividend income                        115,387      95,092      78,834
                                                               ---------    --------    --------

Interest expense:
  Interest on deposits and escrow                                 36,799      33,438      31,066
  Interest on short-term borrowed funds                            2,882       3,653       2,730
  Interest on advances from Federal Home Loan Bank                12,251       6,751       3,578
                                                               ---------    --------    --------
       Total interest expense                                     51,932      43,842      37,374
                                                               ---------    --------    --------

Net interest income                                               63,455      51,250      41,460
Provision for loan losses                                          2,000       1,200       1,100
                                                               ---------    --------    --------
Net interest income after provision for loan losses               61,455      50,050      40,360
                                                               ---------    --------    --------

Noninterest income:
  Service charges and fees                                         9,556       7,649       5,866
  Gains on sales of securities, net                                  481         445       1,372
  Other than temporary impairment of securities (Note 7)          (4,076)         --          --
  Gains on mortgage loan sales, net                                  346         237         551
  Increase in cash surrender value of life insurance               1,032          --          --
  Other                                                            1,658       1,938       1,617
                                                               ---------    --------    --------
       Total noninterest income                                    8,997      10,269       9,406
                                                               ---------    --------    --------

Noninterest expense:
  Salaries                                                        18,196      16,289      15,195
  Employee benefits                                                8,623       5,987       4,297
  Fees and services                                                5,721       4,809       3,790
  Occupancy, net                                                   3,401       3,006       3,232
  Furniture and equipment                                          3,340       2,956       2,962
  Amortization of other intangible assets                          1,983         432         432
  Marketing                                                        1,719       1,676       1,784
  Director and employee retirement expenses (Notes 3 and 12)       1,419          --          --
  Relocation and branch closing costs (Note 13)                      872          --          --
  Foreclosed real estate expense                                     137         233         277
  Securities contributed to SBM Charitable Foundation, Inc.           --       8,316          --
  Net gains on sales of other real estate owned, net                 (74)        (36)        (64)
  Other operating expenses                                         5,976       5,609       4,681
                                                               ---------    --------    --------
       Total noninterest expense                                  51,313      49,277      36,586
                                                               ---------    --------    --------

  Income before provision for income taxes                        19,139      11,042      13,180
  Provision for income taxes                                       6,375       3,659       4,426
                                                               ---------    --------    --------
       Net income                                              $  12,764    $  7,383    $  8,754
                                                               =========    ========    ========

                                                           For the Period from
                                                            March 1, 2000 to
Earnings per share (Note 1):                 2001           December 31, 2000     1999
  Basic                                   $        1.26        $       0.59        N/A
  Diluted                                 $        1.19        $       0.59        N/A

Weighted average shares outstanding:
  Basic                                      10,108,483          10,367,476        N/A
  Diluted                                    10,695,366          10,368,049        N/A

The accompanying notes are an integral part of these consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2001, 2000 and 1999
(Dollars in thousands)

                                                                                            ESOP
                                                                  Additional               Unearned
                                                Common Stock       Paid-In     Retained    Compen-
                                              Shares     Amount    Capital     Earnings    sation
                                            ----------   ------   ----------   ---------   --------
BALANCE, December 31, 1998                          --   $  --    $      --    $ 103,554   $    --

    Comprehensive income:
     Net income                                     --      --           --        8,754        --
     Change in unrealized gain
       on securities available for
       sale, net of taxes                           --      --           --           --        --
                                            ----------   -----    ---------    ---------   -------
  Total comprehensive income                        --      --           --        8,754        --
                                            ----------   -----    ---------    ---------   -------
BALANCE, December 31, 1999                          --      --           --      112,308        --
                                            ----------   -----    ---------    ---------   -------

    Proceeds from issuance of
     common stock in connection
     with conversion, after expenses
     of approximately $4,300                10,400,000     104       99,714           --    (9,305)

    Common stock issued to SBM
     Charitable Foundation, Inc.               832,000       8        8,308           --        --

    Change in ESOP unearned
     compensation                                   --      --          235           --       620

    Comprehensive income:
     Net income                                     --      --           --        7,383        --
     Change in unrealized gain
       on securities available for
       sale, net of taxes                           --      --           --           --        --
                                            ----------   -----    ---------    ---------   -------
  Total comprehensive income                        --      --           --        7,383        --
                                            ----------   -----    ---------    ---------   -------
BALANCE, December 31, 2000                  11,232,000     112      108,257      119,691    (8,685)
                                            ----------   -----    ---------    ---------   -------

 Granting of restricted stock awards           460,512       5        8,470           --        --

 Funding of trustee repurchases
       of restricted stock                    (460,512)     (5)      (9,615)          --        --

 Change in ESOP unearned
       compensation                                 --      --          748           --       620

 Change in restricted stock
       unearned compensation                        --      --           --           --        --

 Granting of stock options to former
        Chairman of the Board                       --      --          266           --        --

 Accelerated vesting of restricted stock            --      --           40           --        --

 Exercise of stock options                       3,608      --           64           --        --

 Accelerated vesting of stock options               --      --          124           --        --

 Dividends declared ($0.42 per share)               --      --           --       (4,718)       --

 Comprehensive income:
     Net income                                     --      --           --       12,764        --
     Change in unrealized gain
       on securities available for
       sale, net of taxes                           --      --           --           --        --
                                            ----------   -----    ---------    ---------   -------
  Total comprehensive income                        --      --           --       12,764        --
                                            ----------   -----    ---------    ---------   -------

BALANCE, December 31, 2001                  11,235,608   $ 112    $ 108,354    $ 127,737   $(8,065)
                                            ==========   =====    =========    =========   =======

                                            Restricted
                                              Stock       Accumulated
                                             Unearned        Other
                                             Compen-     Comprehensive
                                             sation          Income        Total
                                             --------    -------------   ---------
BALANCE, December 31, 1998                   $    --        $ 9,253      $ 112,807

    Comprehensive income:
     Net income                                   --             --          8,754
     Change in unrealized gain
       on securities available for
       sale, net of taxes                         --          1,662          1,662
                                             -------        -------      ---------
  Total comprehensive income                      --          1,662         10,416
                                             -------        -------      ---------
BALANCE, December 31, 1999                        --         10,915        123,223
                                             -------        -------      ---------

    Proceeds from issuance of
     common stock in connection
     with conversion, after expenses
     of approximately $4,300                      --             --         90,513

    Common stock issued to SBM
     Charitable Foundation, Inc.                  --             --          8,316

    Change in ESOP unearned
     compensation                                 --             --            855

    Comprehensive income:
     Net income                                   --             --          7,383
     Change in unrealized gain
       on securities available for
       sale, net of taxes                         --          2,249          2,249
                                             -------        -------      ---------
  Total comprehensive income                      --          2,249          9,632
                                             -------        -------      ---------
BALANCE, December 31, 2000                        --         13,164        232,539
                                             -------        -------      ---------

 Granting of restricted stock awards          (8,199)            --            276

 Funding of trustee repurchases
       of restricted stock                        --             --         (9,620)

 Change in ESOP unearned
       compensation                               --             --          1,368

 Change in restricted stock
       unearned compensation                   1,630             --          1,630

 Granting of stock options to former
        Chairman of the Board                     --             --            266

 Accelerated vesting of restricted stock         174             --            214

 Exercise of stock options                        --             --             64

 Accelerated vesting of stock options             --             --            124

 Dividends declared ($0.42 per share)             --             --         (4,718)

 Comprehensive income:
     Net income                                   --             --         12,764
     Change in unrealized gain
       on securities available for
       sale, net of taxes                         --            467            467
                                             -------        -------      ---------
  Total comprehensive income                      --            467         13,231
                                             -------        -------      ---------

BALANCE, December 31, 2001                   $(6,395)       $13,631      $ 235,374
                                             =======        =======      =========

The accompanying notes are an integral part of these consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2001, 2000 and 1999
(In thousands)

                                                                                  2001         2000         1999
                                                                               ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                 $  12,764    $   7,383    $   8,754
    Adjustments to reconcile net income to net cash provided by operating activities, excluding effects of acquisition:
       Securities contributed to SBM Charitable Foundation, Inc.                      --        8,316           --
       Provision for loan losses                                                   2,000        1,200        1,100
       Depreciation                                                                2,651        2,559        2,658
       Amortization/accretion -
          Other intangible assets                                                  1,983          432          432
          Premium on loans and bonds                                               1,139          741          654
       Amortization/accretion of fair market adjustment from
         First Federal acquisition -
           Loans                                                                     497           --           --
           Time deposits                                                          (1,323)          --           --
           Federal Home Loan Bank advances                                        (1,148)          --           --
       Amortization of mortgage servicing rights                                     881          387          425
       Net (gains) losses on sales of other real estate owned                        (74)           3          150
       Net loss on disposal of fixed assets                                            9           --           --
       Gains on sales of securities, net                                            (481)        (445)      (1,372)
       Other than temporary impairment of investment securities                    4,076           --           --
       Gains on mortgage loan sales, net                                            (346)        (237)        (551)
       Deferred income tax (benefit) provision                                    (3,290)      (3,520)          61
       Granting of restricted stock to former Chairman of the Board                  276           --           --
       Granting of stock options to former Chairman of the Board                     266           --           --
       Accelerated vesting of restricted stock                                       214           --           --
       Accelerated vesting of stock options                                          124           --           --
       Exercise of stock options                                                      64           --           --
       Employee retirement expenses                                                  508           --           --
       ESOP compensation expense                                                   1,368          855           --
       Change in minimum pension liability                                          (549)          --           --
       Change in restricted stock unearned compensation                            1,630           --           --
       Relocation and branch closing costs                                           872           --           --
       Changes in operating assets and liabilities, net of amounts acquired-
          Accrued interest receivable                                              1,127       (1,847)        (465)
          Other assets                                                            (2,511)         505       (1,977)
          Other liabilities                                                        2,160        2,534        1,815
                                                                               ---------    ---------    ---------
             Net cash provided by operating activities                            24,887       18,866       11,684
                                                                               ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations and purchases, net of repayments                            (153,166)     (79,127)    (151,915)
  Proceeds from sales of loans                                                     7,322       20,226       19,197
  Proceeds from maturities of held to maturity securities                             --           --        3,535
  Proceeds from maturities and calls of available for sale securities             27,482       31,774       21,778
  Proceeds from sales of available for sale securities                           145,050       92,685       19,081
  Purchases of held to maturity securities                                            --           --       (6,876)
  Purchases of available for sale securities                                    (115,673)    (199,875)     (57,153)
  Purchases of Federal Home Loan Bank stock                                       (4,846)        (745)          --
  Proceeds from principal payments of mortgage-
     backed securities and collateralized mortgage obligations                    91,129       10,713       13,249
  Acquisition of First Federal, net of cash acquired                             (12,812)          --           --
  Proceeds from sales of other real estate owned                                     419          686        1,481
  Purchase of cash surrender value life insurance                                (20,000)          --           --
  Purchases of premises and equipment                                             (5,247)      (1,277)      (1,372)
                                                                               ---------    ---------    ---------
             Net cash used in investing activities                               (40,342)    (124,940)    (138,995)
                                                                               ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                                          --       90,513           --
  Funding of trustee purchases of restricted stock                                (9,620)          --           --
  Proceeds from exercise of stock options                                             64           --           --
  Dividends paid                                                                  (3,257)          --           --
  Net increase in savings, money market, NOW and
     demand deposits                                                              79,692       37,287       47,266
  Net (decrease) increase in certificates of deposit                             (54,974)     (10,508)       4,208
  Net increase in short-term borrowed funds                                       10,687       10,679       16,269
  Increase in mortgagors' escrow accounts                                            734          222        2,198
  Increase in advances from Federal Home Loan Bank                                49,956       16,000       39,000
                                                                               ---------    ---------    ---------
             Net cash provided by financing activities                            73,282      144,193      108,941
                                                                               ---------    ---------    ---------

             Net increase (decrease) in cash
                 and cash equivalents                                             57,827       38,119      (18,370)

CASH AND CASH EQUIVALENTS, beginning of year                                      64,797       26,678       45,048
                                                                               ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of year                                         $ 122,624    $  64,797    $  26,678
                                                                               =========    =========    =========

SUPPLEMENTAL INFORMATION:
  Cash paid for -
     Interest and dividends                                                    $  54,541    $  44,316    $  37,312
     Income taxes                                                                  9,350        5,700        4,522
  Non-cash transactions -
     Transfers from loans to other real estate owned                                 304          204          324
     Dividends declared not paid                                                   1,461           --           --

The accompanying notes are an integral part of these consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

(1)  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Organization

     The accompanying consolidated financial statements include the accounts of Connecticut Bancshares, Inc. ("CTBS"), successor to Connecticut Bankshares, M.H.C. ("MHC") and its wholly-owned subsidiary, The Savings Bank of Manchester ("SBM" or the "Bank"), and its wholly-owned subsidiaries, SBM, Ltd., 923 Main, Inc. and Savings Bank of Manchester Mortgage Company, Inc. ("SBM Mortgage"). Collectively, all of the aforementioned entities are referred to herein as "the Company". SBM Mortgage, a passive investment company for Connecticut income tax purposes, was established in January 1999 to service and hold loans secured by real property. As discussed in
     Note 2, MHC adopted a Plan of Reorganization pursuant to which, in March 2000, MHC merged into SBM, with SBM being the surviving corporation, and SBM continuing as a state-chartered stock savings bank and a wholly-owned subsidiary of CTBS. All material intercompany balances and transactions have been eliminated in consolidation.

     In 2000, the Bank funded and formed SBM Charitable Foundation, Inc. (the "New Foundation"), a not-for-profit organization, in connection with the conversion. The New Foundation was funded with a contribution of 832,000 common shares, or an amount equal to 8% of the common stock sold in the conversion (see Note 2). The New Foundation is dedicated to charitable purposes within the Bank's local community, including community development activities. In 1998, the Bank contributed securities with a fair market value of $3.00 million to the Savings Bank of Manchester Foundation, Inc. (the "Old Foundation"), also a not-for-profit organization. In 2001, the Old Foundation was merged into the New Foundation with the New Foundation being the surviving entity. In accordance with generally accepted accounting principles in the United States, the New Foundation is not consolidated in the accompanying consolidated financial statements.

     Business

     CTBS does not transact any material business other than through the Bank. CTBS used 50% of the net proceeds from the conversion to buy all of the common stock of SBM and retained the remaining 50% (see Note 2), which primarily was invested in fixed income securities. The Bank, with its main office located in Manchester, Connecticut, operates through twenty-eight branches located primarily in eastern Connecticut. The Bank's primary source of income is interest received on loans to customers, which include small and middle market businesses and individuals residing within the Bank's service area.

     Cash flows

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and short-term investments.

     Earnings per share

     Basic earnings per share represents income available to stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued or earned, determined under the treasury stock method. Earnings per share data is not presented in these consolidated financial statements prior to March 1, 2000 since shares of common stock were not issued until March 1, 2000; therefore, per share information for prior periods is not meaningful.

     The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except per share amounts):

                                                                  For the Period from
                                             For the Year Ended    March 1, 2000 to
                                             December 31, 2001    December 31, 2000
                                             ------------------   -------------------

Net income                                      $     12,764          $      6,118
                                                ============          ============

Weighted average shares outstanding:
    Weighted average shares outstanding           10,919,389            11,232,000
    Less: unearned ESOP shares                      (810,906)             (864,524)
                                                ------------          ------------

              Basic                               10,108,483            10,367,476
                                                ------------          ------------

Dilutive impact of:
    Stock options                                    179,710                   573
    Restricted stock                                 407,173                    --
                                                ------------          ------------

              Diluted                             10,695,366            10,368,049
                                                ============          ============

Earnings per share:
              Basic                             $       1.26          $       0.59
              Diluted                           $       1.19          $       0.59

     Significant accounting policies

     Financial Reporting Release No. 60, which was released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in preparation of financial statements. The following is a discussion of the more significant accounting policies and methods used by the Company.

     Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management's estimates and assumptions. The most significant estimates that are particularly susceptible to changes in the near term relate to the determination of the allowance for loan losses (See Note 8), other than temporary impairment of securities (See Note 7), income taxes (See Note 15), intangible assets acquired and pension and other postretirement benefits (See Note 14). Actual amounts could differ significantly from these estimates.

     Loans and allowance for loan losses

     Loans are stated at their principal amounts outstanding net of unearned income. Interest on loans is recorded as income based on rates applied to principal amounts outstanding. Some installment and commercial loans are made on a discounted basis, and the unearned discount is recorded in income by use of a method that approximates the effective interest method. Interest on loans is credited to income as earned based on contractual rates applied to principal amounts outstanding. The accrual of interest is discontinued when payments are 90 days or more delinquent and when a reasonable doubt exists as to the collectability of the principal or interest. When interest accruals are discontinued, previously recognized accrued interest income is charged against earnings. When a loan becomes 90 days or more past due, interest income is recognized on the cash basis, only if in management's judgment all principal is expected to be collected.

     Loan origination fees and certain direct loan origination costs are capitalized, and the net fee or cost is recognized in interest income using the effective interest method over the contractual life of the loans. When loans are prepaid, sold or participated out, the unamortized portion of deferred fees and related origination costs are recognized as income at that time. As of December 31, 2001 and 2000, net deferred loan fees were approximately $1.36 million and $1.20 million, respectively.

     The Bank devotes significant attention to maintaining high loan quality through its underwriting standards, active servicing of loans and aggressive management of nonperforming assets. The allowance for loan losses is maintained at a level estimated by management to provide adequately for loan losses which are inherent in the loan portfolio. Loan losses are estimated based on a quarterly review of the loan portfolio, loss experience, specific problem loans, economic conditions and other pertinent factors. In assessing risks inherent in the portfolio, management considers the risk of loss on nonperforming and classified loans including an analysis of collateral in each situation. The Bank's methodology for assessing the appropriateness of the allowance includes several key elements. Problem loans are identified and analyzed individually to estimate specific losses. The loan portfolio is also segmented into pools of loans that are similar in type and risk characteristics (i.e., commercial, consumer and mortgage loans). Loss factors are applied using the Bank's historic experience and may be adjusted for significant factors that in management's judgment affect the collectability of the portfolio as of the evaluation date. Additionally, the portfolio is segmented into pools based on internal risk ratings with loss factors applied to each rating category. Other factors considered in determining possible loan losses are the impact of larger concentrations in the portfolio, trends in loan growth, the relationship and trends in recent years of recoveries as a percentage of prior chargeoffs and peer bank's loss experience.

     The allowance for loan losses is increased or decreased by provisions or credits charged to operations, which represent an estimate of losses that occurred during the period and a correction of estimates of losses recorded in prior periods. Confirmed losses, net of recoveries, are charged directly to the allowance and the loans are written down.

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

     A portion of the allowance for loan losses is not allocated to any specific segment of the loan portfolio. This non-specific reserve is maintained for two primary reasons: there exists an inherent subjectivity and imprecision to the analytical processes employed and the prevailing business environment, as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. Moreover, management has identified certain risk factors, which could impact the degree of loss sustained within the portfolio. These include: market risk factors, such as the effects of economic variability on the entire portfolio, and unique portfolio risk factors that are inherent characteristics of the Bank's loan portfolio. Market risk factors may consist of changes to general economic and business conditions that may impact the Bank's loan portfolio customer base in terms of ability to repay and that may result in changes in value of underlying collateral. Unique portfolio risk factors may include industry or geographic concentrations, or trends that may exacerbate losses resulting from economic events which the Bank may not be able to fully diversify out of its portfolio.

     Due to the imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank's analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and maintains a non-specific allowance for loan losses. The amount of the non-specific allowance was $3.05 million at December 31, 2001 compared to $3.16 million at December 31, 2000. As a percentage of the allowance for loan losses, the unallocated was 20.02% of the total allowance for loan losses at December 31, 2001 and 27.03% of the total allowance for loan losses at December 31, 2000.

     As discussed above, the Bank uses three separate methods to estimate the allowance for loan losses and then uses a weighted average formula to estimate the final allowance for loan losses. The Bank uses a portfolio segmentation method, a risk rating method, and a historical method for estimating the allowance for loan losses. In 2000, the Bank's weighting factors for these three methods was 40%, 40% and 20%, respectively, while in 2001 the weighting factors were 45%, 45% and 10%, respectively. The historic method weighting factor was reduced during 2001 as it has consistently and substantially produced a lower reserve amount than the other two methods and management believes less emphasis should be placed on this method given the economic environment at December 31, 2001.

     Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary, and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Bank believes it has established its existing allowance for loan losses consistent with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Material increases in the allowance for loan losses will adversely affect the Bank's financial condition and results of operations.

     A loan is considered to be impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans, as defined, may be measured based on the present value of expected future cash flows, discounted at the loan's original effective interest rate, or on the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. When the measurement of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

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

     Investment and mortgage-backed securities

     Investments are classified into one of three categories and accounted for as follows:

           Category                               Accounting Treatment

Trading, representing debt, equity        Reported at fair value, with
and mortgage-backed securities            unrealized gains and losses included
which are held for resale in the near     in noninterest income
term

Held to maturity, representing debt       Reported at amortized cost
and mortgage-backed securities for
which the Company has the positive
intent and ability to hold to maturity

Available for sale, representing debt,    Reported at fair value, with
equity and mortgage-backed securities     unrealized  gains and losses, net of
not classified as trading or held to      tax, reported as  a separate component
maturity                                  of accumulated  other comprehensive
                                          income

     On a quarterly basis, the Company reviews investment and mortgage-backed securities with unrealized depreciation for six consecutive months to assess whether the decline in fair value is temporary or other than temporary. The Company judges whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons. Once the estimated reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. If it is judged not to be near term, a charge is taken which results in a new cost basis.

     Realized gains and losses from the sale of investments are recorded on the trade date by specific identification of the security sold.

     Income taxes

     Items of income and expense recognized in different time periods for financial reporting purposes and for purposes of computing income taxes currently payable (temporary differences) give rise to deferred income taxes which are reflected in the consolidated financial statements. A deferred tax liability or asset is recognized for the estimated future tax effects, based upon enacted law, attributed to temporary differences. If applicable, the deferred tax asset is reduced by the amount of any tax benefits that, based on available evidence, are not likely to be realized.

     The Company has not provided for Connecticut state income taxes since December 31, 1998 since it has a passive investment company (PIC) as permitted by Connecticut law. The Company believes it complies with the state PIC requirements and that no state taxes are due from December 31, 1998 through December 31, 2001; however, the Company has not been audited by the state for such periods. If the state were to determine that the PIC was not in compliance with statutory requirements a material amount of taxes could be due. Additionally, legislation has been proposed which if enacted would eliminate the exemption for PIC's as of January 1, 2002 and increase the future state tax expense of the Company thereafter.

     Intangible assets

     On August 31, 2001, the Bank acquired all of the outstanding common stock of First Federal Savings and Loan Association of East Hartford ("First Federal") (see Note 4). In connection with the acquisition, the Company recorded goodwill of $19.97 million, a core deposit intangible of $8.85 million and a noncompete intangible asset of $3.55 million. The core deposit intangible is being amortized over eight years on a straight line basis, and the noncompete agreement intangible is being amortized over the term of the agreement of twelve months on a straight line basis. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles", goodwill has not been amortized, but will be subject to an annual fair-value-based impairment test commencing January 1, 2002.

     The Company periodically evaluates acquired businesses for potential impairment indicators. The Company's judgements regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause the Company to conclude that impairment indicators exist and that goodwill associated with the Company's acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations.

     During 2001, the Bank recorded an additional minimum pension liability of approximately $845,000. The Bank recorded the tax effected intangible asset related to this liability of approximately $549,000. The additional minimum pension liability relates primarily to a Supplemental Executive Retirement Plan for the Chief Executive Officer and a Consultation Plan for Certain Outside Directors.

     In 1997, the Bank acquired certain assets of a branch in West Hartford, Connecticut. The premium of $250,000, for lease rights acquired, is being amortized over the remaining term of the lease (10 years) using the straight line method.

     In 1995, the Bank acquired certain fixed assets and assumed certain deposit liabilities of two branches in Storrs and Enfield, Connecticut. In consideration of the assumption of certain deposit liabilities, the Bank received cash and other assets. The resultant premium of approximately $4.06 million is being amortized over 10 years using the straight line method.

     The following table shows the activity in intangible assets for the year ended December 31, 2001:

                                                                       Minimum
                                          Core Deposit   Noncompete    Pension     Branch
                               Goodwill    Intangible    Agreements   Liability   Premiums     Total
                               --------   ------------   ----------   ---------   --------   --------
Balance at December 31, 2000    $    --     $    --        $    --       $ --      $ 1,967   $  1,967

  First Federal acquisition      19,970       8,846          3,548         --           --     32,364

  Recognition of minimum
    pension liability                --          --             --        549           --        549

  Amortization                       --        (369)        (1,182)        --         (432)    (1,983)

                                -------     -------        -------       ----      -------   --------
Balance at December 31, 2001    $19,970     $ 8,477        $ 2,366       $549      $ 1,535   $ 32,897
                                =======     =======        =======       ====      =======   ========

     Pension and Other Postretirement Employee Benefits

     The determination of the Company's obligation and expense for pension and other postretirement benefits is dependent on the Company's selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 14 to the consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. In accordance with accounting principles generally accepted in the United States, actual results that differ from the Company's assumptions are accumulated and amortized over future periods and therefore, generally affect the Company's recognized expense and recorded obligation in such future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect pension and other postretirement obligations and the Company's future expense.

     Mortgage servicing rights

     The Bank applies the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125", which requires that the cost of mortgage servicing rights be amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate adjusted for a prepayment default factor. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

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

     Stock-based compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation" encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan generally have no intrinsic value at the grant date, and under APB Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, must make pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

     Related party transactions

     Directors and officers of the Bank and their associates have been customers of, and have had transactions with the Bank, and management expects that such persons will continue to have such transactions in the future. All deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not directors or officers, and, in the opinion of management, the transactions did not involve more than normal risks of collectability, favored treatment or terms, or present other unfavorable features (see Note 8 for further details regarding related party transactions).

     Premises and equipment

     Depreciation of premises and equipment and amortization of leasehold improvements are computed using the straight line basis over the estimated useful lives of the assets (3-39 years) or in the case of leasehold improvements, the lease term if shorter.

     Short-term borrowed funds

     Short-term borrowings are comprised of uninsured accounts which are secured by investment securities.

     Other real estate owned

     Other real estate owned, comprised of real estate acquired through foreclosure or acceptance of a deed in lieu of foreclosure, is carried at the lower of cost or fair market value, net of estimated costs to sell. Property is transferred to other real estate owned at the lower of cost or fair market value, net of estimated selling costs, with any excess over cost charged to the allowance for loan losses. Any further decline in value based on subsequent changes to estimated fair market value or any loss upon ultimate disposition of the property is charged to expense.

     Comprehensive income

     SFAS No. 130, "Reporting Comprehensive Income", establishes standards for separately reporting comprehensive income and its components. Components of comprehensive income represent changes in equity resulting from transactions and other events and circumstances from non-owner sources. A reconciliation of other comprehensive income for the years ended December 31, 2001, 2000 and 1999 was as follows (in thousands):

                                                           2001      2000     1999
Unrealized gains on securities:
  Change in unrealized holding gains
      arising during the period, net of tax               $(1,870)  $2,538   $2,554
  Reclassification adjustment for gains and other
      than temporary impairment included in net income,
      net of tax                                            2,337     (289)    (892)
                                                          -------   ------   ------
  Other comprehensive income                              $   467   $2,249   $1,662
                                                          =======   ======   ======

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

     Recent accounting pronouncements

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The acquisition of First Federal, which occurred on August 31, 2001, was accounted for using the purchase method of accounting.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." With the adoption of SFAS No. 142, goodwill will no longer be subject to amortization over its estimated useful life, but will be subject to annual assessment for impairment by applying a fair-value-based test. Recognized intangible assets, such as core deposit intangibles, will continue to be amortized over their useful lives. On August 31, 2001, the Bank acquired all of the outstanding common stock of First Federal. The Company has recorded goodwill of $19.97 million as of December 31, 2001. Under the new standard, this goodwill which is entirely associated with the First Federal acquisition will not be amortized but will be subject to an annual fair-value-based impairment test. The initial fair value test as of January 1, 2002 is required to be completed by June 30, 2002. The Bank does not expect an impairment charge to result from the initial test. The core deposit intangible of $8.48 million as of December 31, 2001 will continue to be amortized under the new rules.

     Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

(2)  CONVERSION TO STOCK FORM OF OWNERSHIP

     On August 30, 1999, the Boards of Directors of MHC and SBM adopted a Plan of Reorganization and, on October 6, 1999 and October 26, 1999, unanimously amended the Plan of Reorganization (as amended, the Plan), pursuant to which, on March 1, 2000, MHC converted from the mutual holding company form to the stock holding company form of organization. All of the outstanding common stock of SBM was sold to CTBS which issued and sold its stock pursuant to the Plan. The net proceeds of the offering were $90.50 million, after expenses of approximately $4.30 million. All of the stock of CTBS sold in the conversion was offered to eligible account holders, employee benefit plans of the Bank and certain other eligible subscribers in subscription and direct community offerings pursuant to subscription rights in order of priority as set forth in the Plan. Additionally, the Bank established an Employee Stock Ownership Plan ("ESOP") for the benefit of eligible employees, which became effective upon the conversion (see Note
     14).

     The Plan provided for the establishment of the New Foundation. The New Foundation was funded with a contribution of 832,000 common shares, or an amount equal to 8% of the common stock sold in the conversion. This contribution resulted in the recognition of an expense of $8.32 million in March 2000, related to the fair value of the shares contributed, which is reflected as such in the accompanying consolidated statement of operations for the year ended December 31, 2000.

     Effective upon the conversion, the Company entered into employment and change in control agreements with certain executives and certain eligible employees of the Company and the Bank. The agreements include, among other things, provisions for minimum annual compensation and certain lump-sum severance payments in the event of a "change in control."

     The Bank's deposit accounts continue to be insured by the FDIC and were not affected by the conversion. In accordance with the Plan, upon the completion of the conversion, the Bank established a special "liquidation account" for the benefit of eligible account holders and in an amount equal to the equity of the Bank less any subordinated debt approved as bona fide capital of the Bank, as of the date of its latest statement of condition contained in the final prospectus used in connection with the conversion. The date was September 30, 1999, and the amount established was $117.6 million. The liquidation account which totaled $51.20 million and $61.40 million at December 31, 2001 and 2000, respectively, is reduced annually by an amount proportionate to the decrease in eligible deposit accounts. Eligible account holders continuing to maintain deposit accounts at the Bank are entitled, on a complete liquidation of the Bank after the conversion, to an interest in the liquidation account prior to any payment to the stockholders of the Bank. The Bank's retained earnings are substantially restricted with respect to payment of dividends to stockholders due to the liquidation account. The liquidation account will terminate on the tenth anniversary of the consummation date of the conversion.

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

(3)  COMMON STOCK

     On January 2, 2001, the Company awarded 449,280 restricted shares of common stock to various employees and non-employee directors of the Company in accordance with the Connecticut Bancshares, Inc. 2000 Stock-Based Incentive Plan (the "Stock Plan"). These awards represent 100% of the restricted shares available in the Stock Plan. The shares were awarded with a vesting schedule of five years, with 20% of the shares vesting each year to the recipient. The first 20% installment vested on January 2, 2002. The closing market price of the Company's common stock on the date of the awards was $18.25. The Company is amortizing the unearned restricted stock compensation on a straight line basis over the vesting period.

     In conjunction with the restricted stock awards, the Company established a trust and hired an independent trustee (the "Trustee") to administer and maintain records of the restricted stock awards. From March 8, 2001 to March 30, 2001, the Trustee purchased in the open market 449,280 shares of common stock of the Company for the benefit of the restricted stock award recipients. These shares were purchased during the first quarter of 2001 at prices ranging from $20.13 to $21.13 per share, resulting in an average cost of $20.84 per share. The Company advanced funds necessary to acquire these shares in the open market by the trustee.

     On August 27, 2001, the Company awarded 11,232 restricted shares of common stock outside of the Stock Plan to the former Chairman of the Board of Directors of the Company. The shares were awarded with a vesting schedule of five years, with 20% of the shares vesting each year. The first 20% installment vested on January 2, 2002. The shares are not subject to any performance requirements, and the former Chairman does not provide any services to the Company. The closing market price of the Company's common stock on the date of the grant was $24.45. The Company recorded a charge of $274,622 in the quarter ended September 30, 2001 as a director retirement expense.

     In conjunction with the August 27, 2001 restricted stock award, the Company established a trust and hired the Trustee to administer and maintain records of the restricted stock award. On September 18, 2001, the Trustee purchased in the open market 11,232 shares of common stock of the Company for the benefit of the restricted stock award recipient. These shares were purchased at a price of $22.74 per share. The Company advanced funds necessary to acquire these shares in the open market by the trustee.

     On September 24, 2001, the Company granted 28,080 non-qualified stock options outside of the Stock Plan to the former Chairman of the Board of Directors of the Company. The shares were awarded with a vesting schedule of five years, with 20% of the shares vesting each year. The first 20% installment vested on December 15, 2001. The options are not subject to any performance requirements, and the former Chairman does not provide any services to the Company. The closing market price of the Company's common stock on the date of the awards was $21.80. The exercise price of the stock options granted is $17.625 per share. The Black-Scholes model resulted in a fair value of $9.48 per option as of the grant date. The Company recorded a charge of $266,283 in the quarter ended September 30, 2001 as a director retirement expense.

     On September 24, 2001, the Company accelerated the vesting of 11,232 shares of restricted stock awarded on January 2, 2001 and 28,080 non-qualified stock options awarded on December 15, 2000 to an existing director who retired from the Bank's Board on December 31, 2001. The closing market price of the Company's common stock on the date of the acceleration was $21.80. The exercise price for the stock options are $17.625 per share. As a result of the modification, the Company recorded charges of $214,110 for the restricted stock and $117,234 for the stock options in the quarter ended September 30, 2001 as director retirement expenses.

     On September 14, 2001, CTBS announced that its Board of Directors has authorized the repurchase of up to 561,600 shares, or approximately 5%, of its outstanding shares of common stock. It is intended that such shares will be repurchased in open market transactions, including unsolicited block purchases, over the next six to twelve months, subject to market conditions. CTBS had not repurchased any shares under this plan as of December 31, 2001 and had repurchased 8,922 shares as of January 16, 2002.

(4)  ACQUISITION OF FIRST FEDERAL

     On August 31, 2001, the Bank acquired all of the outstanding common stock of First Federal for cash of $106.75 million, excluding transaction costs. As of December 31, 2001, $2.11 million had yet to be paid to First Federal shareholders and is included in other liabilities. The Bank expects the remaining amount to be paid during 2002. The purchase was funded primarily with proceeds from advances from the Federal Home Loan Bank prior to the acquisition. Immediately after the completion of the acquisition, First Federal was merged into the Bank.

     The acquisition was accounted for as a purchase and the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired. The preliminary allocation of the purchase price is as follows (in thousands):

Cash and cash equivalents                               $  91,826
Investment securities                                     612,493
Loans                                                     282,481
FHLB stock                                                 19,283
Cash surrender value life insurance                        20,364
Goodwill                                                   19,970
Core deposit intangible                                     8,846
Noncompete agreement intangible                             3,548
Other assets                                                8,413
Deposits and escrow                                      (635,123)
FHLB Advances                                            (316,547)
Other liabilities                                          (8,808)
                                                        ---------
    Total purchase price                                $ 106,746
                                                        =========

     The results of First Federal are included in the historical results of the Company subsequent to August 31, 2001. The pro forma information below is theoretical in nature and not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations which would have resulted had the Company acquired the stock of First Federal as of the beginning of the years presented.

     The Company's unaudited pro forma condensed consolidated statements of operations for the years ended December 31, 2001 and 2000, assuming First Federal had been acquired as of January 1, 2001 and 2000, respectively, are as follows (in thousands, except per share amounts):

                                                    2001            2000
                                                 -----------     -----------
Interest income                                  $   161,004     $   166,529
Interest expense                                      88,302          93,597
                                                 -----------     -----------
  Net interest income                                 72,702          72,932

Provision for loan losses                              2,000           1,410
Noninterest income                                    14,444          13,616
Noninterseet expense                                  65,179          70,427
                                                 -----------     -----------
  Income before provision for income taxes            19,967          14,711

Provision for income taxes                             6,799           3,921
                                                 -----------     -----------
  Net income                                     $    13,168     $    10,790
                                                 ===========     ===========
Earnings per share-diluted                       $      1.23     $      1.04
                                                 ===========     ===========
Weighted average shares outstanding-
  diluted                                         10,695,366      10,364,640
                                                 ===========     ===========

(5)  REGULATORY MATTERS

     SBM is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. The regulations require SBM to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. SBM's capital amounts and classification are also subject to qualitative judgments by the banking regulators about components, risk weightings and other factors.

     Quantitative measures established by regulations to ensure capital adequacy require SBM to maintain minimum capital ratios (set forth in the table below) of Tier I leverage capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier I and total capital (as defined) to risk weighted assets (as defined). To be considered adequately capitalized (as defined) under the regulatory framework from Prompt Corrective Action, SBM must maintain minimum Tier I leverage, Tier I risk-based and total risk-based ratios as set forth in the table.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA") categorizes banks based on capital levels and triggers certain mandatory and discretionary supervisory responses for institutions that fall below certain capital levels. A bank generally is categorized as "well capitalized" if it maintains a leverage capital ratio of at least 5%, a Tier I risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%, and it is not subject to a written agreement, order or capital directive.

     As of December 31, 2001 and 2000, management believes that SBM met all capital adequacy requirements to which it is subject. As of the most recent notification from the Federal Deposit Insurance Corporation, SBM was categorized as well capitalized under the regulatory framework for Prompt Corrective Action, and the highest capital category, as defined in the FDICIA regulations. Management believes that there are no events or conditions which have occurred subsequent to the notification that would change its category.

     Actual capital amounts and ratios for SBM were (dollars in thousands):

                                                                                 To Be Well Capitalized
                                                                                    Under Prompt
                                                      Capital Adequacy             Corrective Action
                                           ------------------------------------------------------------
                                                Required            Actual             Required
                                           ------------------------------------------------------------
                                           Amount     Ratio    Amount    Ratio   Amount         Ratio
                                           -----------------------------------------------------------
As of December 31, 2001:

Tier 1 Capital (to Total Average Assets)   $ 94,611    4.0%   $156,890    6.6%   $118,264         5.0%
Tier 1 Capital (to Risk Weighted Assets)     63,437    4.0%    156,890    9.9%     95,156         6.0%
Total Capital (to Risk Weighted Assets)     126,875    8.0%    172,118   10.9%    158,594        10.0%

As of December 31, 2000:

Tier 1 Capital (to Total Average Assets)   $ 53,926    4.0%   $172,847   12.8%   $ 67,407         5.0%
Tier 1 Capital (to Risk Weighted Assets)     37,609    4.0%    172,847   18.4%     56,414         6.0%
Total Capital (to Risk Weighted Assets)      75,218    8.0%    184,541   19.6%     94,023        10.0%

(6)  INVESTMENT SECURITIES

     As of December 31, 2001 and 2000, the amortized cost and market value of available for sale investment securities were (in thousands):

                                        Gross        Gross
                          Amortized   Unrealized   Unrealized    Market
                            Cost        Gains        Losses      Value
                          ---------   ----------   ----------   --------
December 31, 2001

U.S. Government and
  agency obligations       $180,106     $ 4,034     $  (327)    $183,813
Municipal obligations        23,717          43        (566)      23,194
Corporate securities         53,138       2,297         (15)      55,420
Mortgage-backed
  securities                147,901       2,027        (178)     149,750
Collateralized mortgage
  obligations               257,581       1,436        (416)     258,601
Asset-backed securities      23,907       1,301          --       25,208
Common stock and
  mutual funds (1)           50,221      11,487        (152)      61,556
Other investment
  securities                    992          --          --          992
                           --------     -------     -------     --------

     Total                 $737,563     $22,625     $(1,654)    $758,534
                           ========     =======     =======     ========

                                        Gross        Gross
                          Amortized   Unrealized   Unrealized    Market
                            Cost        Gains        Losses      Value
                          ---------   ----------   ----------   --------
December 31, 2000

U.S. Government and
  agency obligations       $ 82,068     $ 3,187     $    (1)    $ 85,254
Municipal obligations         2,915          34          --        2,949
Corporate securities         55,398       1,080        (215)      56,263
Mortgage-backed
  securities                 79,079       1,356        (212)      80,223
Asset-backed securities      32,717       1,100          (1)      33,816
Common stock and
  mutual funds               35,221      15,200      (1,277)      49,144
Other investment
  securities                    432          --          --          432
                           --------     -------     -------     --------

     Total                 $287,830     $21,957     $(1,706)    $308,081
                           ========     =======     =======     ========

     (1)  Includes both debt and equity mutual funds.

     The Company had no securities classified as held to maturity or trading at December 31, 2001 and 2000, respectively.

     As of December 31, 2001, the amortized cost and market values of debt securities, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  As of December 31, 2001
                                                 ------------------------
                                                 Amortized        Market
                                                   Cost            Value
                                                 ---------       --------
Due in one year or less                           $ 27,677       $ 28,091
Due after one year through five years              136,179        141,718
Due after five years through ten years             184,897        186,775
Due after ten years                                337,597        339,402
                                                  --------       --------
     Total                                        $686,350       $695,986
                                                  ========       ========

     For the years ended December 31, 2001 and 2000, proceeds from the sales of available for sale securities were approximately $145.05 million and $92.69 million, respectively. Gross gains of approximately $4.06 million and $2.73 million, respectively, and gross losses of approximately $3.58 million and $2.29 million respectively, were realized on those sales for the years ended December 31, 2001 and 2000.

     As of December 31, 2001 and 2000, investment securities with a book value of approximately $206.34 million and $130.29 million were pledged as security for short-term borrowed funds, U.S. Treasury tax and loan payments and municipal deposits held by the Bank, respectively.

(7)  OTHER THAN TEMPORARY IMPAIRMENT OF SECURITIES

     On a quarterly basis, the Company reviews available for sale investment securities with unrealized depreciation for six consecutive months to assess whether the decline in fair value is temporary or other than temporary. The Company judges whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons. Once the estimated reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. In accordance with this policy, during the year ended December 31, 2001 the Company recorded an other than temporary impairment charge of $4.08 million.

(8)  LOANS

     As of December 31, 2001 and 2000, the Bank's residential mortgage loan portfolio was entirely secured by one- to four-family homes, located primarily in central and eastern Connecticut. The commercial mortgage loan portfolio was secured primarily by multi-family, commercial and manufacturing properties located in Connecticut and surrounding states. A variety of different assets, including business assets, rental income properties, and manufacturing and commercial properties, secured a majority of the commercial loans. The composition of the Bank's loan portfolio as of December 31, 2001 and 2000 is as follows (in thousands):

                                                      2001              2000
                                                   -----------      -----------
One- to four-family residential mortgages          $   841,895      $   586,536
Construction mortgages                                  76,551           32,590
Commercial and multifamily mortgages                   231,644          162,411
Commercial business loans                              166,314          146,360
Installment loans                                      119,967           79,561
                                                   -----------      -----------

Total loans                                          1,436,371        1,007,458

Less - Allowance for loan losses                       (15,228)         (11,694)
                                                   -----------      -----------

     Total loans, net                              $ 1,421,143      $   995,764
                                                   ===========      ===========

     The Bank services certain loans that it has sold without recourse to third parties. The aggregate amount of loans serviced for others approximated $188.02 million and $210.15 million as of December 31, 2001 and 2000, respectively. Fee income from servicing loans for others was approximately $555,000, $544,000 and $576,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Mortgage servicing rights of approximately $1.92 million and $2.56 million were capitalized as of December 31, 2001 and 2000, respectively. Amortization of mortgage servicing rights was approximately $881,000, $387,000 and $425,000 for the years ended December 31, 2001, 2000 and 1999, respectively. During 2001, in response to the current low interest rate environment, the Bank reduced its estimate of remaining loan lives on serviced loans. This reduction in estimate resulted in a charge of approximately $370,000 to earnings in the fourth quarter.

     As of December 31, 2001 and 2000, loans to related parties totaled approximately $6.80 million and $6.30 million, respectively. For the year ended December 31, 2001, new loans of approximately $1.50 million were granted to these parties and principal payments of approximately $1,000 were received on those new loans. Related parties include directors and officers of the Company, their respective affiliates in which they have a controlling interest and their immediate family members. For the years ended December 31, 2001 and 2000, all loans to related parties were performing.

     Allowance for loan losses

     For the years ended December 31, 2001, 2000 and 1999, an analysis of the allowance for loan losses is as follows (in thousands):

                                           2001           2000           1999
                                         --------       --------       --------
Balance, beginning of year               $ 11,694       $ 10,617       $ 10,585
Acquisition of First Federal                2,174             --             --
Provision for loan losses                   2,000          1,200          1,100
Loans charged off                          (1,131)          (433)        (1,360)
Recoveries                                    491            310            292
                                         --------       --------       --------

Balance, end of year                     $ 15,228       $ 11,694       $ 10,617
                                         ========       ========       ========

(9)  NONPERFORMING ASSETS

     Nonperforming assets include loans for which the Bank does not accrue interest ("nonaccrual loans"), loans 90 days past due and still accruing interest and other real estate owned. Nonaccrual loans and loans 90 days past due and still accruing interest represent the Bank's impaired loans. For the years ended December 31, 2001, 2000 and 1999, the average recorded investment in impaired loans was approximately $6.88 million, $9.39 million and $6.42 million, respectively. As of December 31, 2001 and 2000, nonperforming assets were (in thousands):

                                                        2001         2000
                                                       ------       ------
Nonaccrual loans                                       $6,575       $6,269
Loans 90 days past due and accruing interest            1,104          652
Other real estate owned                                    84          125
                                                       ------       ------
Total nonperforming assets                             $7,763       $7,046
                                                       ======       ======

     For the years ended December 31, 2001, 2000 and 1999, had interest income been accrued on nonaccrual loans at contractual rates, interest income would have increased by approximately $446,000, $568,000 and $635,000, respectively. For the years ended December 31, 2001, 2000 and 1999, interest income on impaired loans of approximately $79,000, $60,000 and $125,000, respectively, was recognized. As of years ended December 31, 2001, 2000 and 1999, no significant additional funds were committed to customers whose loans were nonperforming.

     As of December 31, 2001 and 2000, the Bank had impaired loans of approximately $7.68 million and $6.92 million, respectively, for which a valuation allowance of $157,000 and $771,000, respectively, was required. For the years ended December 31, 2001, 2000, and 1999, approximately $1.13 million, $269,000 and $700,000, respectively was charged off on nonaccrual loans.

(10) DEPOSITS

        As of December 31, 2001 and 2000, deposits consisted of the following (in thousands):

                                                                2001        2000
                                                             ----------   --------
Certificates of Deposit:
    Original maturity of less than one year                  $  145,200   $ 94,481
    Original maturity of one year or more                       498,341    287,596
    Time certificates in denominations of $100,000 or more       93,410     57,762
                                                             ----------   --------

        Total certificates of deposit                           736,951    439,839
                                                             ----------   --------

Savings accounts                                                357,512    219,498
Money market accounts                                           171,207     73,202
NOW accounts                                                    214,825    131,536
Demand deposits                                                 110,443     69,295
                                                             ----------   --------

        Total deposits                                       $1,590,938   $933,370
                                                             ==========   ========

     At December 31, 2001, the scheduled maturities of time deposits were as follows (in thousands):

2002                                            $503,104
2003                                             126,041
2004                                              31,829
Thereafter                                        75,977
                                                --------
Total                                           $736,951
                                                ========

     For the years ended December 31, 2001, 2000 and 1999, interest expense on time deposits in denominations greater than $100,000 was approximately $3.68 million, $3.08 million and $2.59 million, respectively.

(11) ADVANCES FROM FEDERAL HOME LOAN BANK AND SHORT-TERM BORROWED FUNDS

     As of December 31, 2001 and 2000, SBM had the following borrowings from Federal Home Loan Bank of Boston (FHLB) (dollars in thousands):

        Interest
          Rate        Maturity Date                 2001         2000
        --------   -------------------           ---------    ---------
         6.67%     April 25, 2001                    $  --    $  20,000
         6.51%     April 25, 2001                       --       10,000
         5.96%     September 26, 2001                   --       20,000
         4.53%     March 28, 2002                   10,000           --
         5.80%     June 26, 2002                    20,000       20,000
         5.19%     August 2, 2002                   10,000           --
         6.80%     August 14, 2002                  10,000           --
         6.71%     September 5, 2002                10,000           --
         2.70%     September 20, 2002               10,000           --
         5.84%     April 22, 2003                   20,000           --
         6.84%     August 11, 2003                  10,000           --
         6.45%     August 15, 2003                  25,000           --
         5.44%     September 16, 2003               10,000           --
         6.68%     September 29, 2003               10,000           --
         3.60%     April 12, 2004                   10,000           --
         6.48%     May 17, 2004                     10,000           --
         6.66%     October 4, 2004                  25,000           --
         3.97%     October 25, 2004                 15,000           --
         6.65%     November 8, 2004                 20,000           --
         3.97%     November 22, 2004                15,000           --
         6.40%     November 30, 2004                 5,000           --
         4.19%     December 7, 2004                  5,000           --
         4.52%     December 21, 2004                 5,000           --
         6.05%     May 2, 2005                      30,000       30,000
         6.52%     November 30, 2005                 4,000           --
         6.39%     December 6, 2005                  5,000           --
         6.53%     October 2, 2006         *        20,000           --
         4.91%     December 7, 2006                  5,000           --
         5.28%     December 21, 2006                 5,000           --
         5.88%     July 9, 2008                     10,000           --
         5.63%     September 16, 2008               13,056           --
         4.99%     October 30, 2008        *        20,000           --
         5.49%     December 8, 2008                  5,000           --
         5.90%     December 22, 2008                 5,000           --
         7.10%     September 10, 2009                4,977           --
         5.91%     January 13, 2010        *        20,000           --
         6.56%     April 12, 2010          *        20,000           --
         6.58%     February 27, 2012       *        20,000           --
         5.39%     December 16, 2013       *        15,000           --
                    Unamortized premium               8,322
                                                  ---------   ---------
Total advances from Federal Home Loan Bank        $ 465,355   $ 100,000
                                                  =========   =========

*    These advances have call dates ranging from January 2002 through December
     2008

     The advances on the previous page are contractual agreements with the FHLB. If the Bank were to opt to prepay any of the advances prior to their maturity date, the Bank may incur a prepayment penalty.

     In accordance with generally accepted accounting principles, the Bank recorded the FHLB advances acquired from First Federal at the then-market-value on the date of acquisition. The Bank recorded an adjustment of $9.47 million to record the advances at market value. The Bank is amortizing this premium on a level-yield basis over the remaining lives of the advances.

     SBM's FHLB stock collateralizes the FHLB advances. In addition, mortgage loans and otherwise unencumbered investment securities qualified as collateral available to the FHLB were pledged to secure these advances, unused credit lines and letters of credit issued by the FHLB. As of December 31, 2001, SBM had the ability to borrow a total of approximately $603.17 million from FHLB.

     SBM maintains a line of credit of $34.00 million with the FHLB which accrues interest at variable rates determined by the FHLB on a daily basis. Amounts drawn against the line of credit are due within one day of withdrawal; however, such amounts are automatically renewed provided that SBM has sufficient cash balances deposited with the FHLB. Borrowings under the line of credit are secured by U.S. Government treasury and/or agency bonds. There were no outstanding borrowings on the FHLB line of credit at December 31, 2001 or 2000. The Bank also maintains a $15.00 million line of credit with a correspondent bank. No amounts were outstanding on the correspondent line as of December 31, 2001 or 2000.

     Short-term borrowed funds primarily represents commercial transactional repurchase accounts (business checking accounts, which are not Federal Deposit Insurance Corporation insured).

(12) DIRECTOR AND EMPLOYEE RETIREMENT EXPENSES

     During the third quarter of 2001, the Company recorded $1.42 million of director and employee retirement expenses which represents $872,000 of director (see Note 3) and $547,000 of employee retirement expenses. In September 2001, the Bank offered an early retirement package to eligible employees. Ten Bank employees opted for the package. The employee retirement expense includes a pension charge of $264,000 and vacation time of $283,000.

(13) RELOCATION AND BRANCH CLOSING COSTS

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

(14) BENEFIT PLANS

     The Bank has a non-contributory defined benefit pension plan ("the Plan") covering substantially all employees. The benefits are based on years of service and average compensation, as defined in the Plan.

     The following table sets forth the change in benefit obligation, change in plan assets and the funded status of the Bank's pension plan for the years ended December 31, 2001 and 2000. The table includes the effect from the First Federal acquisition. At December 31, 2001, there were 261 former First Federal active and inactive employees whose liabilities are included in the table. The table also provides a reconciliation of the Plan's funded status and the amounts recognized in the Bank's consolidated statements of condition (in thousands):

                                                            2001         2000
                                                          --------     --------
Change in benefit obligation:
  Benefit obligation, beginning of year                   $ 18,800     $ 17,835
  Service cost                                               1,348        1,363
  Interest cost                                              1,438        1,321
  Actuarial loss (gain)                                      2,925       (1,236)
  Plan amendments                                              168           --
  Early retirement expenses (see Note 12)                      264           --
  First Federal benefit obligation at acquisition date      12,956           --
  Benefits paid                                               (614)        (483)
                                                          --------     --------

Benefit obligation, end of year                           $ 37,285     $ 18,800
                                                          ========     ========

                                                            2001         2000
                                                          --------     --------
Change in plan assets:
  Fair value of plan assets, beginning of year            $ 22,019     $ 19,526
  Actual return on plan assets                              (3,485)       2,879
  Employer contribution                                         --           97
  First Federal plan assets                                 12,447           --
  Benefits paid                                               (614)        (483)
                                                          --------     --------

Fair value of plan assets, end of year                    $ 30,367     $ 22,019
                                                          ========     ========

                                                            2001         2000
                                                          --------     --------
Funded status                                             $ (6,918)     $ 3,219
Unrecognized transition asset                                 (117)        (194)
Unrecognized prior service cost                                259           99
Unrecognized net actuarial loss (gain)                         142       (8,113)
                                                          --------     --------

     Accrued benefit cost                                 $ (6,634)    $ (4,989)
                                                          ========     ========

The components of net periodic pension cost for the years ended December 31, 2001, 2000 and 1999 were as follows (in thousands):

                                                      2001       2000       1999
                                                     --------   --------   -------
Service cost                                         $ 1,348    $ 1,363    $ 1,416
Interest cost                                          1,438      1,321      1,161
Expected return on plan assets                        (1,621)    (1,454)    (1,297)
Recognized net gain                                     (223)       (87)        --
Amortization and deferral                                (69)       (69)       (69)
Additional amount due to settlement or curtailment       773         --         --
                                                     --------   --------   -------
Net periodic pension cost                            $ 1,646    $ 1,074    $ 1,211
                                                     ========   ========   =======

Significant actuarial assumptions used in determining the actuarial present value of the projected benefit obligation and the net periodic pension cost were as follows:

                                                     2001     2000     1999
                                                     ------   ------   -----
Discount rate                                        7.00%    7.75%    7.50%
Rate of increase in compensation levels              4.50%    4.50%    4.50%
Long-term rate of return on assets                   8.50%    8.50%    8.50%

The Bank has entered into supplemental retirement agreements with certain officers and outside directors. The following table sets forth the change in benefit obligation and the funded status of the obligations for the years ended December 31, 2001 and 2000. The table also provides a reconciliation of the obligation's funded status and the amounts recognized in the Bank's consolidated statements of condition (in thousands):

                                                   2001       2000
                                                  -------    -------
Change in benefit obligation:
  Benefit obligation, beginning of year           $ 3,165    $   717
  Service cost                                        230        203
  Interest cost                                       270        206
  Actuarial loss                                      466         73
  Plan amendments                                     349      1,966
                                                  -------    -------

Benefit obligation, end of year                     4,480      3,165

Fair value of plan assets, end of year                 --         --
                                                  -------    -------

Funded status                                      (4,480)    (3,165)
Unrecognized prior service cost                     1,902      1,940
Unrecognized net actuarial loss                       601        147
Minimum pension liability                            (845)        --
Other                                                  (8)    (1,291)
                                                  -------    -------

     Accrued benefit cost                         $(2,830)   $(2,369)
                                                  =======    =======

The components of net periodic pension cost for the years ended December 31, 2001, 2000 and 1999 were as follows (in thousands):

                                                 2001   2000   1999
                                                 ----   ----   ----
Service cost                                     $230   $203   $ 41
Interest cost                                     270    206     40
Amortization and deferral                         399    285     27
                                                 ----   ----   ----

Net periodic pension cost                        $899   $694   $108
                                                 ====   ====   ====

Significant actuarial assumptions used in determining the actuarial present value of the projected benefit obligation and the net periodic pension cost were as follows:

                                              2001             2000        1999
                                           -------------   -------------   ----
Discount rate                                       7.00%           7.75%  7.50%
Rate of increase in compensation levels    4.00 and 4.50   4.00 and 4.50   4.00

In addition to providing pension benefits, the Bank provides certain health care benefits for retired employees ("the Health Care Plan"). Only employees retiring before January 1, 1989 are eligible for these benefits, provided they attain age 55 while working for the Bank. In addition, all employees who have attained age 55 and have ten years of vested service are covered under the Health Care Plan until age 65. Effective January 1,

1993, the Bank began to accrue for the estimated costs of these benefits through charges to expense during the years that the employees earn these benefits. The following table reconciles the Health Care Plan's funded status to the accrued obligation as of December 31, 2001 and 2000 (in thousands):

                                                       2001    2000
                                                     -------   ------
Accumulated postretirement benefit obligation:
  Retirees                                           $ 3,038   $  490
  Other fully eligible participants                      181      209
  Other active participants                              833      465
                                                     -------   ------

                                                       4,052    1,164
Unrecognized actuarial gain                              123      418
Unrecognized prior service cost                         (562)    (155)
                                                     -------   ------

     Accrued benefit cost                            $ 3,613   $1,427
                                                     =======   ======

For the years ended December 31, 2001, 2000 and 1999, net postretirement health care cost included the following components (in thousands):

                                             2001     2000     1999
                                            -----    -----    -----
Service cost                                $  78    $  69    $  64
Interest cost                                  86       71       61
Amortization and deferral                      (5)     (16)     (17)
                                            -----    -----    -----

Net periodic pension cost                   $ 159    $ 124    $ 108
                                            =====    =====    =====

Significant actuarial assumptions used in determining the actuarial present value of the projected benefit obligation and the net postretirement health care cost are as follows:

                                            2001     2000     1999
                                            -----    ----     -----
Discount rate                               7.00%    7.75%    7.50%

The health care cost trend rate used to measure the accumulated postretirement benefit obligation is 7.00% as of December 31, 2001. Increasing the health care cost trend rate by 1% would increase the accumulated postretirement benefit cost by approximately $85,000 and the net postretirement benefit cost by approximately $20,000 (pretax), annually as of December 31, 2001.

In connection with the Plan of Conversion, the Bank established an ESOP which acquired 8%, or 898,560, of the shares which were issued in the conversion at a price of $10.36 per share. The purchase of the shares by the ESOP was funded by a loan of $9.31 million from the Company. The loan is to be repaid in fifteen equal annual installments of principal and interest of $1.12 million. Interest on the loan is fixed at 8.75%. ESOP expense for the years ended December 31, 2001 and 2000 was $1.37 million and $855,000, respectively. ESOP expense is based on the market value of the Company's common stock at the time shares are allocated to employees, which may differ from the $10.36 cost of those shares.

(15)   INCOME TAXES

       For the years ended December 31, 2001, 2000 and 1999, the provision for (benefit from) income taxes consisted of the following (in thousands):

                                                  2001       2000      1999
                                                 -------    -------   -------
Current tax provision:
    Federal                                      $ 9,665    $ 7,179   $ 4,365
                                                 -------    -------   -------

        Total current                              9,665      7,179     4,365
                                                 -------    -------   -------

Deferred tax (benefit) provision:
    Federal                                       (3,290)    (3,520)       61
                                                 -------    -------   -------

        Total deferred                            (3,290)    (3,520)       61
                                                 -------    -------   -------

        Total provision for income taxes         $ 6,375    $ 3,659   $ 4,426
                                                 =======    =======   =======

     As of December 31, 2001 and 2000, the components of the net deferred income tax asset included in current and deferred income taxes in the accompanying consolidated statements of condition were (in thousands):

                                                            2001          2000
                                                          --------     --------
Deferred tax assets:
  Allowance for loan losses                               $  5,330     $  4,093
  Charitable contributions                                   1,099        2,155
  Benefits                                                   5,338        2,856
  Branch premiums                                              324          275
  Payments and interest on nonaccrual loans                     62          741
  Securites writedown                                        1,076           --
  Capital loss                                                 879           --
  Compensation                                                 793           --
  Other                                                        557           30
                                                          --------     --------
                                                            15,458       10,150
                                                          --------     --------
Deferred tax liabilities:
  Unrealized gain on available for sale securities          (7,340)      (7,087)
  Core deposit intangible and noncompete
    agreement                                               (2,408)          --
  Adjustments to mark First Federal
    to market                                               (2,688)          --
  Accretion                                                   (187)        (210)
  Premises and equipment                                      (267)        (510)
  Mortgage servicing rights                                   (672)        (894)
  Other                                                       (994)      (1,043)
                                                          --------     --------
                                                           (14,556)      (9,744)
                                                          --------     --------

        Net deferred tax asset                            $    902     $    406
                                                          ========     ========

     Effective for taxable years commencing after December 31, 1998, financial service companies are permitted to establish in the State of Connecticut a passive investment company ("PIC") to hold and manage loans secured by real property. In 1999, SBM established a PIC, as a wholly-owned subsidiary, and transferred a portion of its real estate mortgage portfolio from SBM to the PIC. Income earned by the PIC is exempt from Connecticut corporation business tax and dividends received by the financial service company from the PIC were not taxable through December 31, 2001. However, proposed legislation would eliminate the exemption as of January 1, 2002. If the legislation were enacted, the Company would be subject to state income taxes in Connecticut.

     For the years ended December 31, 2001, 2000 and 1999, the provision for income taxes differed from the amount computed by applying the statutory federal income tax rate (35%) to income before provision for income taxes for the following reasons (in thousands):

                                                    2001       2000       1999
                                                  -------    -------    --------
Tax provision at statutory rate                   $ 6,699    $ 3,865    $ 4,613
Increase (decrease) in tax resulting from:
  Cash surrender value of life insurance             (361)        --         --
  Tax exempt income                                   (90)       (60)       (26)
  ESOP                                                262         82         --
  Dividends received deduction                       (196)      (249)      (245)
  Other, net                                           61         21         84
                                                  -------    -------    -------

                                                  $ 6,375    $ 3,659    $ 4,426
                                                  =======    =======    =======

     As of December 31, 2001, the Bank's allowance for loan losses for federal income tax return purposes was approximately $18.90 million. If any portion of this allowance is used for purposes other than to absorb loan losses and write-downs of other real estate owned, such amounts will become subject to income tax at the then current tax rate. Management does not anticipate that capital will be used in such a way so as to require the payment of taxes on taxable income resulting from the recapture of the tax allowance. As a result, in accordance with SFAS No. 109, no provision for such tax has been recorded in the accompanying consolidated financial statements.

(16) STOCK-BASED COMPENSATION

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

     A summary of the status of the Company's Stock Plan as it relates to stock options as of December 31, 2001 and 2000 and changes during the years ended on those dates is presented below:

                                                    Number of   Weighted Average
                                                     Shares       Exercise Price
                                                    ---------   ----------------

Options outstanding at December 31, 1999                   --      $      --
  Granted                                           1,017,776          17.63
                                                    ---------
Options outstanding at December 31, 2000            1,017,776          17.63
  Granted                                              35,580          18.51
  Forfeited                                            (7,800)         17.63
  Exercised                                            (3,608)         17.63
                                                    ---------

Options outstanding at December 31, 2001            1,041,948      $   17.66
                                                    =========

     At December 31, 2001 and 2000, options were exercisable on 201,274 and 0 shares of stock with a weighted average exercise price of $17.63 and $0, respectively.

     The following table summarizes information related to outstanding options as of December 31, 2001:

                                          Weighted Average
                            Number      Remaining Contractual   Weighted Average
   Exercise Price         Outstanding        Life (Years)        Exercise Price
--------------------      -----------   ---------------------   ----------------
         $17.63            1,034,448            8.98                $ 17.63
         $21.80                7,500            9.73                  21.80
                           ---------
Total                      1,041,948            8.99                $ 17.66
                           =========

     The Company applies APB No. 25 and related interpretations in accounting for the Stock Plan. Had compensation cost for the Company's Stock Plan been determined consistent with SFAS No. 123, the Company's pro forma net income and basic and diluted earnings per share for the year ended December 31, 2001 and for the ten months ended December 31, 2000 would have been:

                                 For the Year Ended     For the Ten Months Ended
                                 December 31, 2001         December 31, 2000
                                 ------------------     ------------------------

Pro Forma:
Net income                           $   11,762                 $  6,076
                                     ==========                 ========

Earnings per share:
Basic                                $     1.16                 $   0.59
Diluted                              $     1.10                 $   0.59

     Fair value was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                        2001             2000
                                     ---------         --------
Risk free interest rate                  5.16%            5.24%
Expected life                         10 years          7 years
Expected volatility                        28%              26%
Dividend yield                           2.95%               0%
Fair value                           $   6.20          $  7.28

(17) SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

     The following table presents quarterly consolidated financial information for the Company for 2001 and 2000 (in thousands):

                                                  2001                                            2000
                              --------------------------------------------    --------------------------------------------
                               Fourth      Third      Second      First        Fourth      Third       Second       First
                              Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter      Quarter
                              --------    --------    --------    --------    --------    --------    --------    --------
Interest and
  dividend income             $ 35,765    $ 29,535    $ 25,014    $ 25,073    $ 25,113    $ 24,512    $ 23,722    $ 21,745
Interest expense                16,922      13,215      10,831      10,964      11,381      11,281      10,829      10,351
                              --------    --------    --------    --------    --------    --------    --------    --------

Net interest income             18,843      16,320      14,183      14,109      13,732      13,231      12,893      11,394
Provision for loan losses          375         875         375         375         375         375         225         225
                              --------    --------    --------    --------    --------    --------    --------    --------

Net interest income after
  provision for loan losses     18,468      15,445      13,808      13,734      13,357      12,856      12,668      11,169
Noninterest income (1)           3,991        (879)      2,993       2,892       3,911       3,417       2,424         517
Noninterest expense (2)         15,076      14,524      10,672      11,041      10,810      10,002      10,259      18,206
                              --------    --------    --------    --------    --------    --------    --------    --------

Income (loss) before
  (provision for) benefit
  from income taxes              7,383          42       6,129       5,585       6,458       6,271       4,833      (6,520)

(Provision for) benefit
  from income taxes             (2,392)         --      (2,084)     (1,899)     (2,139)     (2,073)     (1,599)      2,152
                              --------    --------    --------    --------    --------    --------    --------    --------

Net income (loss)             $  4,991    $     42    $  4,045    $  3,686    $  4,319    $  4,198    $  3,234    $ (4,368)
                              ========    ========    ========    ========    ========    ========    ========    ========

(1) Includes net losses on sales of securities of $1.76 million in the first quarter 2000 and other than temporary impairment of securities charge of $3.92 million in the third quarter 2001.
(2) Includes expense of $8.32 million related to securities contributed to SBM Charitable Foundation, Inc. in first quarter 2000.

(18) COMMITMENTS AND CONTINGENCIES

     Cash and due from banks withdrawal and usage reserve requirements

     The Bank is required to maintain reserves against its transaction accounts and non-personal time deposits. As of December 31, 2001 and 2000, cash and due from banks withdrawal/usage reserve requirements of approximately $6.43 million and $2.14 million, respectively, existed as a result of Federal Reserve requirements to maintain certain average balances.

     Lease commitments

     The Bank leases certain of its premises and equipment under lease agreements which expire at various dates through July 2023. The Bank has the option to renew certain of the leases at fair rental values. Rental expense was approximately $1.26 million, $1.13 million and $1.13 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     As of December 31, 2001, minimum rental commitments under noncancellable operating leases were (in thousands):

Year                     Commitment
----------               ----------

2002                      $ 1,214
2003                        1,085
2004                          945
2005                          859
2006                          753
Thereafter                  3,912
                          -------
Total                     $ 8,768
                          =======

     Loan commitments and letters of credit

     The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments included commitments to extend credit of approximately $235.52 million and $176.67 million as of December 31, 2001 and 2000, respectively, and standby letters of credit of approximately $6.75 million and $7.36 million as of December 31, 2001 and 2000, respectively.

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

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bank management evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include income producing commercial properties, accounts receivable, inventory and property, plant and equipment.

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

     Interest rate cap agreement

     At December 31, 1999, SBM was party to an interest rate cap agreement with a notional principal amount of $25.00 million. Under the terms of the cap agreement, SBM paid a premium totaling $123,000 which was included in other assets and was amortized over the three year term of the agreement. Amortization for the year ended December 31, 1999 totaled $38,000. In March 2000, the Bank realized a gain of approximately $72,000 on the sale of the interest rate cap.

(19) LEGAL CONTINGENCIES

     Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's consolidated financial statements.

(20) PARENT COMPANY FINANCIAL INFORMATION

     Summarized information relative to the statements of condition as of December 31, 2001 and 2000 and statements of operations and cash flows for the years ended December 31, 2001, 2000 and 1999 of Connecticut Bancshares, Inc. (parent company only) are presented as follows (in thousands):

 Statements of Condition                              2001       2000
                                                    --------   --------
 Assets:
    Cash and cash equivalents                       $ 11,226   $  7,572
    Investment in SBM                                202,735    187,471
    Securities available for sale                     20,368     36,495
    Current and deferred income taxes                  2,333      2,304
    Accrued interest receivable                          185        325
                                                    --------   --------

       Total assets                                 $236,847   $234,167
                                                    ========   ========

 Liabilities and stockholders' equity:
    Other liabilities                               $  1,473   $  1,628
                                                    --------   --------

       Total liabilities                               1,473      1,628
                                                    --------   --------

Stockholders' equity                                 235,374    232,539
                                                    --------   --------

       Total liabilities and stockholders' equity   $236,847   $234,167
                                                    ========   ========

Statements of Operations                                     2001        2000       1999
                                                           --------    --------    ------
Interest and dividend income:
  Interest and dividend income on
    investment securities                                  $  2,246    $  1,744    $   --
                                                           --------    --------    ------

Noninterest income:
  Gains on sales of securities, net                             520          19        --
  Other than temporary impairment of securities (Note 7)       (160)         --        --
                                                           --------    --------    ------

     Total noninterest income                                   360          19        --
                                                           --------    --------    ------

Noninterest expense:
  Salaries and employee benefits                              3,511         856        --
  Fees and services                                             992         636        --
  Securities contributed to SBM
    Charitable Foundation, Inc.                                  --       8,316        --
  Other operating expenses                                      179          77        --
                                                           --------    --------    ------

     Total noninterest expense                                4,682       9,885        --
                                                           --------    --------    ------

Loss before provision for (benefit from)
  income taxes and equity in undistributed
  earnings of SBM                                            (2,076)     (8,122)       --
Provision for (benefit from) income taxes                        82      (2,692)       --
                                                           --------    --------    ------

Loss before equity in undistributed
  earnings of SBM                                            (2,158)     (5,430)       --

Equity in undistributed earnings of SBM                      14,922      12,813     8,754
                                                           --------    --------    ------

     Net income                                            $ 12,764    $  7,383    $8,754
                                                           ========    ========    ======

Statements of Cash Flows

                                                                        2001        2000       1999
                                                                      --------    --------    -------
Cash flows from operating activities:
    Net income                                                        $ 12,764    $  7,383    $ 8,754
    Adjustments to reconcile net income to net cash
     used in operating activities:
       Securities contributed to SBM Charitable Foundation, Inc.            --       8,316         --
       Accretion on bonds, net                                            (253)       (456)        --
       Gains on sales of securities, net                                  (520)        (19)        --
       Other than temporary impairment of investment securities            160          --         --
       Deferred income tax provision                                       (97)     (7,393)        --
       Granting of restricted stock to former Chairman of the Board        276          --         --
       Granting of stock options to former Chairman of the Board           266          --         --
       Accelerated vesting of restricted stock                             214          --         --
       Accelerated vesting of stock options                                124          --         --
       Exercise of stock options                                            64          --         --
       Change in ESOP unearned compensation                              1,368         855         --
       Change in restricted stock unearned compensation                  1,630          --         --
       Changes in operating assets and liabilities -
          Accrued interest receivable                                      140        (325)        --
          Other liabilities                                             (1,680)      1,628         --
       Equity in undistributed earnings of SBM                         (14,922)    (12,813)    (8,754)
                                                                      --------    --------    -------

             Net cash used in operating activities                        (466)     (2,824)        --
                                                                      --------    --------    -------

Cash flows from investing activities:
  Proceeds from maturities of available for sale securities              5,900       5,000         --
  Proceeds from sales of available for sale securities                  12,482         983         --
  Purchases of available for sale securities                            (1,858)    (40,950)        --
  Proceeds from principal payments of available
     for sale securities                                                   409          57         --
  Investment in SBM                                                         --     (45,257)        --
                                                                      --------    --------    -------

             Net cash provided by (used in) investing activities        16,933     (80,167)        --
                                                                      --------    --------    -------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                --      90,513         --
  Funding of trustee purchases of restricted stock                      (9,620)         --         --
  Proceeds from exercise of stock options                                   64          --         --
  Dividends paid                                                        (3,257)         --         --
                                                                      --------    --------    -------

            Net cash (used in) provided by financing activities        (12,813)     90,513         --
                                                                      --------    --------    -------


            Net increase in cash and cash equivalents                    3,654       7,522         --

CASH AND CASH EQUIVALENTS, beginning of year                             7,572          50         50
                                                                      --------    --------    -------

CASH AND CASH EQUIVALENTS, end of year                                $ 11,226    $  7,572    $    50
                                                                      ========    ========    =======

(21) CASH SURRENDER VALUE OF LIFE INSURANCE

     In 2001, the Bank purchased $20.00 million of Bank Owned Life Insurance ("BOLI"). The Bank purchased these policies for the purpose of protecting itself against the cost/loss due to the death of key employees and to offset the Bank's future obligations to its employees under various retirement and benefit plans. On August 31, 2001, the Bank acquired $20.36 million of BOLI as a result of the acquisition of First Federal. The total value of BOLI at December 31, 2001 was $41.39 million. The Bank recorded income from BOLI of $1.03 million in 2001.

(22) DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

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

     Cash and cash equivalents, cash surrender value of life insurance, Federal Home Loan Bank stock and accrued interest receivable

     The carrying amount is a reasonable estimate of fair value.

     Securities available for sale

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

     The book and fair values of unrecognized commitments to extend credit and standby letters of credit were not significant as of December 31, 2001 and 2000.

     Deposits and short-term borrowed funds

     The fair value of savings, NOW, demand and money market deposits, as well as short-term borrowed funds and mortgagors' escrow accounts, is the amount payable on demand as of year-end. The fair value of certificates of deposit is estimated by discounting the future cash flows using the rates offered for deposits of similar remaining maturities as of year-end.

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

     As of December 31, 2001 and 2000, the estimated fair values and recorded book balances of the Bank's financial instruments were (in thousands):

                                                   2001                   2000
                                         -----------------------   -------------------
                                          Recorded                 Recorded
                                            Book         Fair        Book       Fair
                                           Balance      Value      Balance      Value
                                         ----------   ----------   --------   --------
Assets:

Cash and cash equivalents                $  122,624   $  122,624   $ 64,797   $ 64,797
Securities available for sale               758,534      758,534    308,081    308,081
Loan held for sale                              746          746        290        290
Loans, net                                1,421,143    1,443,879    995,764    980,480
Federal Home Loan Bank Stock                 30,783       30,783      6,654      6,654
Cash surrender value of life insurance       41,396       41,396         --         --
Accrued interest receivable                  12,933       12,933      8,747      8,747

Liabilities:

Deposits -
  Savings                                $  357,512   $  357,512   $219,498   $219,498
  Money market                              171,207      171,207     73,202     73,202
  Certificates of deposit                   736,951      730,458    439,839    443,205
  NOW                                       214,825      214,825    131,536    131,536
  Demand                                    110,443      110,443     69,295     69,295
Short-term borrowed funds                   117,180      117,180    106,493    106,493
Mortgagors' escrow accounts                  10,580       10,580      8,896      8,896
Advances from Federal Home Loan Bank        465,355      467,369    100,000    100,197