Form 10-Q
period 2002-03-31
CONNECTICUT BANCSHARES INC/DE
filed 2002-05-10
CIK 1097882

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 0-28389


                          CONNECTICUT BANCSHARES, INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

Delaware                                                             06-1564613
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                  (I.R.S. Employer
Or organization)                                            Identification No.)


923 Main Street, Manchester, Connecticut                                  06040
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

   (Former name, former address and former fiscal year, if changed since last report)


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the Issuer had 11,249,826 shares of common stock, par value $0.01 per share, outstanding as of April 29, 2002.

CONNECTICUT BANCSHARES, INC.
FORM 10-Q

INDEX

                                                                                                 Page
                                                                                                 ----
PART I:   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Condition as of
         March 31, 2002 and December 31, 2001 (unaudited) ....................................      2

         Condensed Consolidated Statements of Operations for the Three
         Months Ended March 31, 2002 and 2001 (unaudited) ....................................      3

         Condensed Consolidated Statement of Changes in Stockholders' Equity
         for the Three Months Ended March 31, 2002 (unaudited) ...............................      4

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2002 and 2001 (unaudited) ..............................      5

         Notes to Condensed Consolidated Financial Statements (unaudited) ....................      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .................................................      9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........................     20

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................................     21
Item 2.  Changes in Securities and Use of Proceeds ...........................................     21
Item 3.  Defaults Upon Senior Securities .....................................................     21
Item 4.  Submission of Matters to a Vote of Security Holders .................................     21
Item 5.  Other Information ...................................................................     21
Item 6.  Exhibits and Reports on Form 8-K ....................................................     21

SIGNATURES ...................................................................................     22

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Condition
(Dollars in thousands)

                                                                    March 31,    December 31,
ASSETS                                                                2002           2001
                                                                  -----------    ------------
                                                                          (unaudited)
Cash and cash equivalents                                         $    84,175    $    122,624
Securities available for sale at fair value                           771,532         758,534
Loans held for sale                                                       219             746
Loans, net                                                          1,458,322       1,421,143
Federal Home Loan Bank Stock, at cost                                  30,783          30,783
Premises and equipment, net                                            18,525          19,348
Accrued interest receivable                                            12,960          12,933
Other real estate owned                                                     -              84
Cash surrender value of life insurance                                 41,982          41,396
Current and deferred income taxes                                       1,254           1,686
Goodwill                                                               19,970          19,970
Other intangible assets                                                11,656          12,927
Other assets                                                            6,811           4,250
                                                                  -----------    ------------

               Total assets                                       $ 2,458,189    $  2,446,424
                                                                  ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                          $ 1,608,521    $  1,590,938
Short-term borrowed funds                                             102,779         117,180
Mortgagors' escrow accounts                                             8,512          10,580
Advances from Federal Home Loan Bank                                  474,460         465,355
Accrued benefits and other liabilities                                 23,479          26,997
                                                                  -----------    ------------

               Total liabilities                                    2,217,751       2,211,050
                                                                  -----------    ------------

Commitments and Contingencies


Stockholders' equity:
     Common stock ($.01 par value; 45,000,000 authorized
       shares; 11,258,748 and 11,235,608 shares issued at
       March 31, 2002 and December 31, 2001, respectively)                113             112
     Treasury stock at cost                                              (232)              -
     Additional paid-in capital                                       109,346         108,354
     Retained earnings                                                133,659         127,737
     ESOP unearned compensation                                        (7,910)         (8,065)
     Restricted stock unearned compensation                            (5,996)         (6,395)
     Accumulated other comprehensive income                            11,458          13,631
                                                                  -----------    ------------

               Total stockholders' equity                             240,438         235,374
                                                                  -----------    ------------

               Total liabilities and stockholders' equity         $ 2,458,189    $  2,446,424
                                                                  ===========    ============


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Dollars in thousands, except for per share data)

                                                                                       For the Three Months Ended
                                                                                ---------------------------------------
                                                                                  March 31,                 March 31,
                                                                                    2002                      2001
                                                                                -------------             -------------
                                                                                              (unaudited)
Interest and dividend income:
  Interest income on loans                                                      $     24,937              $     19,943
  Interest and dividends on investment securities                                     10,096                     5,131
                                                                                ------------              ------------

       Total interest and dividend income                                             35,033                    25,074
                                                                                ------------              ------------

Interest expense:
  Interest on deposits                                                                 9,711                     8,548
  Interest on short-term borrowed funds                                                  456                       775
  Interest on Advances from Federal Home Loan Bank                                     5,943                     1,642
                                                                                ------------              ------------

       Total interest expense                                                         16,110                    10,965
                                                                                ------------              ------------

Net interest income                                                                   18,923                    14,109
Provision for loan losses                                                                375                       375
                                                                                ------------              ------------

Net interest income after provision for loan losses                                   18,548                    13,734
                                                                                ------------              ------------

Noninterest income:
  Service charges and fees                                                             2,845                     2,151
  Gains on sales of securities, net                                                      683                       235
  Gains on mortgage loan sales, net                                                       88                        82
  Increase in cash surrender value of life insurance                                     585                         -
  Other                                                                                  519                       425
                                                                                ------------              ------------

       Total noninterest income                                                        4,720                     2,893
                                                                                ------------              ------------

Noninterest expense:
  Salaries                                                                             4,611                     4,087
  Employee benefits                                                                    3,044                     2,128
  Fees and services                                                                    1,851                     1,496
  Amortization of other intangible assets                                              1,271                       108
  Occupancy, net                                                                       1,076                       822
  Furniture and equipment                                                                963                       760
  Marketing                                                                              475                       440
  Foreclosed real estate expense                                                          64                        39
  Net gains on repossessed assets                                                        (24)                       (8)
  Other operating expenses                                                             1,697                     1,170
                                                                                ------------              ------------

       Total noninterest expense                                                      15,028                    11,042
                                                                                ------------              ------------

  Income before provision for income taxes                                             8,240                     5,585
  Provision for income taxes                                                           2,670                     1,899
                                                                                ------------              ------------

       Net income                                                               $      5,570              $      3,686
                                                                                ============              ============

Earnings per share:
  Basic                                                                         $       0.55              $       0.36
  Diluted                                                                       $       0.52              $       0.34

Weighted average shares outstanding:
  Basic                                                                           10,115,457                10,342,256
  Diluted                                                                         10,744,499                10,806,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Stockholders' Equity For the Three Months Ended March 31, 2002 (unaudited)
(Dollars in thousands)

                                                                                              Restricted
                                                                                      ESOP       Stock     Accumulated
                                                               Additional           Unearned   Unearned       Other
                                    Common Stock    Treasury    Paid-In    Retained  Compen-    Compen-   Comprehensive
                                  Shares     Amount   Stock     Capital    Earnings  sation     sation       Income         Total
                               -----------  ------- --------  ----------- --------- --------  ----------  -------------  ----------
BALANCE, January 1, 2002        11,235,608    $ 112   $    -    $ 108,354  $127,737  $(8,065)   $ (6,395)   $    13,631   $ 235,374

 Change in ESOP unearned
   compensation                          -        -        -          254         -      155           -              -         409

 Exercise of stock options,
   including tax benefits           23,140        1        -          494         -        -           -              -         495

 Tax benefits from vesting of
   restricted stock awards               -        -        -          244         -        -           -              -         244

 Treasury stock purchased           (8,922)       -     (232)           -         -        -           -              -        (232)

 Change in restricted stock
   unearned compensation                 -        -        -            -         -        -         399              -         399

 Comprehensive income:
  Net income                             -        -        -            -     5,570        -           -              -       5,570
  Change in unrealized gain
   on securities available for
   sale, net of taxes                    -        -        -            -         -        -           -         (2,173)     (2,173)
                               -----------  ------- --------  ----------- --------- --------  ----------   ------------  ----------

 Total comprehensive income              -        -        -            -     5,570        -           -         (2,173)      3,397

 Other                                   -        -        -            -       352        -           -              -         352
                               -----------  ------- --------  ----------- --------- --------  ----------   ------------  ----------

BALANCE, March 31, 2002         11,249,826    $ 113   $ (232)   $ 109,346  $133,659  $(7,910)   $ (5,996)   $    11,458   $ 240,438
                               ===========  ======= ========  =========== ========= ========  ==========   ============  ==========




The accompanying notes are an integral part of this unaudited condensed consolidated statement.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows                                        For the Three Months Ended
                                                                                   ----------------------------------
(In thousands)                                                                      March 31,              March 31,
                                                                                      2002                   2001
                                                                                   -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                         (unaudited)
    Net income                                                                      $    5,570             $    3,686
    Adjustments to reconcile net income to net cash provided by operating activities, excluding effects of acquisition:
       Provision for loan losses                                                           375                    375
       Depreciation                                                                        794                    611
       Amortization/accretion -
          Other intangible assets                                                        1,271                    108
          Premium (discount) on loans and bonds                                          1,596                   (277)
       Amortization/accretion of fair market adjustment from
         First Federal acquisition -
           Loans                                                                           348                      -
           Time deposits                                                                  (803)                     -
           Federal Home Loan Bank advances                                                (858)                     -
       Amortization of mortgage servicing rights                                           159                    102
       Net gains on sales of other real estate owned                                       (28)                    (8)
       Net loss on disposal of fixed assets                                                122                      8
       Gains on sales of securities, net                                                  (683)                  (235)
       Gains on mortgage loan sales, net                                                   (88)                   (82)
       Deferred income tax (benefit) provision                                           2,175                   (353)
       ESOP compensation expense                                                           409                    296
       Change in restricted stock unearned compensation                                    399                    410
       Changes in operating assets and liabilities, net of amounts acquired-
          Accrued interest receivable                                                      (27)                   383
          Other assets                                                                  (2,152)                  (778)
          Other liabilities                                                             (3,518)                  (444)
                                                                                    ----------             ----------

             Net cash provided by operating activities                                   5,061                  3,802
                                                                                    ----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations and purchases, net of repayments                                   (39,183)               (26,981)
  Proceeds from sales of loans                                                           1,863                  1,892
  Proceeds from maturities and calls of available for sale securities                    9,000                 11,914
  Proceeds from sales of available for sale securities                                 124,859                 15,926
  Purchases of available for sale securities                                          (190,142)               (21,696)
  Purchases of Federal Home Loan Bank stock                                                  -                   (838)
  Proceeds from principal payments of mortgage-
     backed securities and collateralized mortgage obligations                          37,985                  7,639
  Proceeds from sales of other real estate owned                                           145                    133
  Proceeds from sales of premises and equipment                                          1,341                      -
  Purchases of premises and equipment                                                   (1,434)                  (425)
                                                                                    ----------             ----------

             Net cash used in investing activities                                     (55,566)               (12,436)
                                                                                    ----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Funding of trustee purchases of restricted stock                                           -                 (5,319)
  Purchase of treasury stock                                                              (232)                     -
  Proceeds from exercise of stock options                                                  408                      -
  Net increase in savings, money market, NOW and
     demand deposits                                                                    35,399                  7,426
  Net (decrease) increase in certificates of deposit                                   (17,013)                11,238
  Net decrease in short-term borrowed funds                                            (14,401)                (4,282)
  Decrease in mortgagors' escrow accounts                                               (2,068)                (3,204)
  Increase in advances from Federal Home Loan Bank                                       9,963                 20,000
                                                                                    ----------             ----------

             Net cash provided by financing activities                                  12,056                 25,859
                                                                                    ----------             ----------

             Net (decrease) increase in cash and cash equivalents                      (38,449)                17,225

CASH AND CASH EQUIVALENTS, beginning of period                                         122,624                 64,797
                                                                                    ----------             ----------

CASH AND CASH EQUIVALENTS, end of period                                            $   84,175             $   82,022
                                                                                    ==========             ==========

SUPPLEMENTAL INFORMATION:
  Cash paid for -
     Interest                                                                       $   16,114             $   11,050
     Income taxes                                                                        1,200                  2,250
  Non-cash transactions -
     Transfers from loans to other real estate owned                                        33                      -
     Dividends declared not paid                                                             -                  1,011
     Unsettled trustee repurchases of restricted stock                                       -                  4,045

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY


Notes to Condensed Consolidated Financial Statements (unaudited)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Basis of Financial Statements Presentation

       The accompanying condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for Connecticut Bancshares, Inc. ("CTBS") and subsidiary included in Connecticut Bancshares, Inc.'s Form 10-K for the year ended December 31, 2001. The results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

       Principles of consolidation and presentation

       The accompanying condensed consolidated financial statements include the accounts of CTBS and its wholly-owned subsidiary, The Savings Bank of Manchester ("SBM" or the "Bank"), and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

       Business

       CTBS, a Delaware corporation, was organized in October 1999 for the purpose of becoming the holding company for the Bank, upon the conversion of the Bank's former parent mutual holding company, Connecticut Bankshares, M.H.C. ("MHC"), from a mutual to stock form of organization (the "Conversion"). The Conversion was completed on March 1, 2000. CTBS used 50% of the net proceeds from the Conversion to buy all of the common stock of SBM and retained the remaining 50%, from which CTBS made a loan to the Bank's ESOP to purchase common stock in the conversion and the remainder was primarily invested in fixed income securities. The Bank, with its main office located in Manchester, Connecticut, operates through twenty-eight branches located primarily in eastern Connecticut. The Bank's primary source of income is interest received on loans to customers, which include small and middle market businesses and individuals residing within the Bank's service area.

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

     The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except per share amounts):

                                                For the Three Months Ended
                                            March 31, 2002       March 31, 2001
                                           ----------------     ----------------

     Net income                              $     5,570          $     3,686
                                             ===========          ===========

     Weighted average shares outstanding:
         Weighted average shares outstanding  10,889,051           11,175,754
         Less: unearned ESOP shares             (773,594)            (833,498)
                                             -----------          -----------

                   Basic                      10,115,457           10,342,256
                                             -----------          -----------
     Dilutive impact of:
         Stock options                           277,356               84,302
         Restricted stock                        351,686              380,304
                                             -----------          -----------

                   Diluted                    10,744,499           10,806,862
                                             ===========          ===========

     Earnings per share:
                   Basic                     $      0.55          $      0.36
                   Diluted                   $      0.52          $      0.34


     Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)  RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires the Company to test goodwill for impairment by applying an annual fair-value-based test rather than amortize the goodwill. Recognized intangible assets, such as core deposit intangibles, will continue to be amortized over their useful lives. The Company will complete the initial impairment analysis for its $19.97 million of goodwill, related to the 2001 acquisition of First Federal, during the second quarter of 2002. The Company does not expect an impairment charge to result from the initial test.

 (3)   LOANS

       Loans are summarized as follows:

                                                                         March 31,              December 31,
                                                                           2002                     2001
                                                                       -------------            ------------
                                                                                    (in thousands)
       One-to four-family mortgages                                    $     857,461           $     841,895
       Construction mortgages                                                 81,591                  76,551
       Commercial and multi-family mortgages                                 244,537                 231,644
       Commercial business loans                                             170,118                 166,314
       Installment loans                                                     119,885                 119,967
                                                                       -------------           -------------

       Total loans                                                         1,473,592               1,436,371
       Less: Allowance for loan losses                                       (15,270)                (15,228)
                                                                       -------------           -------------

         Total loans, net                                              $   1,458,322           $   1,421,143
                                                                       =============           =============

       A summary of the allowance for loan losses is as follows:

                                                                       For the Three              For the
                                                                       Months Ended              Year Ended
                                                                         March 31,              December 31,
                                                                           2002                     2001
                                                                       -------------            ------------
                                                                                    (in thousands)
       Balance, beginning of period                                    $      15,228           $      11,694
       Acquisition of First Federal Savings and Loan
         Association of East Hartford                                              -                   2,174
       Provision for loan losses                                                 375                   2,000
       Loans charged off                                                        (381)                 (1,131)
       Recoveries                                                                 48                     491
                                                                       -------------           -------------

       Balance, end of period                                          $      15,270           $      15,228
                                                                       =============           =============

(4)  DEPOSITS

     Deposits were as follows:

                                                                          March 31,       December 31,
                                                                            2002              2001
                                                                         -----------      ------------
                                                                                (in thousands)
     Certificates of deposit:
         Original maturity of less than one year                         $   140,750      $   145,200
         Original maturity of one year or more                               486,103          498,341
         Time certificates in denominations of $100,000 or more               92,282           93,410
                                                                         -----------      -----------

             Total certificates of deposit                                   719,135          736,951
                                                                         -----------      -----------

     Savings accounts                                                        382,047          357,512
     Money market accounts                                                   179,257          171,207
     Now accounts                                                            218,000          214,825
     Demand deposits                                                         110,082          110,443
                                                                         -----------      -----------

             Total deposits                                              $ 1,608,521      $ 1,590,938
                                                                         ===========      ===========


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

The following analysis discusses changes in the financial condition and results of operations for the three months ended March 31, 2002 and 2001, and should be read in conjunction with Connecticut Bancshares, Inc. and subsidiary's condensed consolidated financial statements and the notes thereto, appearing elsewhere herein.

Forward Looking Statements

This Form 10-Q contains forward-looking statements that are based on assumptions and describe future plans, strategies and expectations of the Company. These forward looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Subject to applicable laws and regulations, the Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's Form 10-K filing for the year ended December 31, 2001.

Acquisition of First Federal

On August 31, 2001, the Company completed its acquisition of First Federal Savings and Loan Association of East Hartford ("First Federal") in a transaction accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of First Federal are reflected in the Company's consolidated balance sheet at March 31, 2002, and the results of operations of First Federal for the three months ended March 31, 2002 are included in the consolidated statements of operations for the three months ended March 31, 2002, as required by the purchase method of accounting. The results of operations of First Federal for the three months ended March 31, 2001 are not included in the consolidated statement of income for that period.

General

The Company's results of operations depend primarily on net interest income, which represents the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. The Bank generates noninterest income primarily from fees charged on customers' accounts and fees earned on activities such as investment services provided through a third party registered broker-dealer. The Bank's noninterest expenses primarily consist of employee compensation and benefits, occupancy expense, marketing and other operating expenses. The Company's results of operations are also affected by general economic and competitive conditions, notably changes in market interest rates, government policies and regulations. The Bank exceeded all of its regulatory capital requirements at March 31, 2002.

Comparison of Financial Condition at March 31, 2002 and December 31, 2001
-------------------------------------------------------------------------

Total assets increased $11.77 million, or 0.48%, to $2.46 billion at March 31, 2002 as compared to $2.45 billion at December 31, 2001. The increase in assets was attributable to a $37.18 million increase in net loans and a $13.00 million increase in securities, partially offset by a $38.44 million decrease in cash and cash equivalents. The increase in loans was primarily due to a $15.56 million increase in one-to four-family mortgages and a $12.90 million increase in commercial and multifamily mortgages. The increase in securities was mainly due to purchases of asset-backed securities partially offset by decreases in collateralized mortgage obligations, mortgage-backed securities and treasury securities. The decreases in collateralized mortgage obligations and mortgage-backed securities were mainly due to principal repayments, while the decrease in treasury securities was mainly due to sales and maturities. Cash and cash equivalents decreased as the Company invested funds from December 2001 security sales, which had been temporarily invested in short-term investments, in asset-backed securities. The growth in assets was funded by an increase in deposits of $17.58 million and an increase in Advances from Federal Home Loan Bank ("FHLB") of $9.10 million, partially offset by a decrease in short-term borrowed funds of $14.40 million. The deposit increase was mainly in savings and money market accounts, partially offset by a decrease in certificates of deposit. Stockholders' equity increased $5.07 million, primarily due to net income for the quarter.

The following table presents the amortized cost and fair value of the Company's investment securities, by type, at the dates indicated:

                                                    At March 31, 2002         At December 31, 2001
                                                 -----------------------    -----------------------
                                                 Amortized       Fair       Amortized       Fair
                                                   Cost          Value        Cost          Value
                                                 ---------     ---------    ----------     --------
                                                                   (in thousands)
Debt securities available for sale:
  Asset-backed securities                        $ 116,134     $ 116,069    $  23,907     $  25,208
  U.S. Government and agency
     obligations                                   158,693       161,333      180,106       183,813
  Municipal obligations                             23,687        23,148       23,717        23,194
  Debt mutual funds                                 14,026        14,011       23,872        23,886
  Corporate securities                              47,620        48,929       53,138        55,420
                                                 ---------     ---------    ---------     ---------
        Total                                      360,160       363,490      304,740       311,521
                                                 ---------     ---------    ---------     ---------

Equity securities available for sale:
  Marketable equity securities                      25,824        36,350       26,349        37,670
  Other equity securities                              992           992          992           992
                                                 ---------     ---------    ---------     ---------
     Total                                          26,816        37,342       27,341        38,662
                                                 ---------     ---------    ---------     ---------
     Total debt and equity securities              386,976       400,832      332,081       350,183

Collateralized mortgage obligations                236,892       238,761      257,581       258,601
Mortgage-backed securities                         130,036       131,939      147,901       149,750

                                                 ---------     ---------    ---------     ---------
      Total investment securities                $ 753,904     $ 771,532    $ 737,563     $ 758,534
                                                 =========     =========    =========     =========

Investment securities increased $13.00 million, or 1.71%, from a fair value of $758.53 million at December 31, 2001 to a fair value of $771.53 million at March 31, 2002. The Company had proceeds from sales of $124.86 million (including net gains of $683,000), maturities and calls of $9.00 million and principal payments of $37.99 million of securities during the three months ended March 31, 2002. The Company also experienced a decrease in unrealized gains on securities of $3.34 million. Investment purchases totaled $190.14 million during the three months ended March 31, 2002.

Net loans increased $37.18 million, or 2.62%, from $1.42 billion at December 31, 2001 to $1.46 billion at March 31, 2002. Residential mortgages (including residential construction mortgages) increased $15.36 million, or 1.78%, from $864.07 million to $879.43 million due to continuing loan demand mainly due to refinancing activity in a low interest rate environment. Commercial real estate, commercial construction and business loans increased $21.94 million, or 4.85%, from $452.34 million at December 31, 2001, to $474.28 million at March 31, 2002, primarily due to an increase in commercial mortgage originations. As of March 31, 2002, commercial loans represented 32.19% of the Bank's loan portfolio.

Deposits totaled $1.61 billion at March 31, 2002, an increase of $17.58 million, or 1.11%, compared to $1.59 billion at December 31, 2001. The increase in deposits was primarily in savings and money market accounts, which increased $32.58 million, or 6.16%, from $528.72 million at December 31, 2001 to $561.30 million at March 31, 2002. Offsetting this increase was a decrease in certificates of deposit of $17.81 million from $736.95 million at December 31, 2001 to $719.14 million at March 31, 2002. With certificate of deposit rates at a low relative level, retail depositors may be "parking" their funds in savings and money market accounts until interest rates rise. In addition, the Bank offers a short-term transactional repurchase agreement (repo) account to commercial businesses and retail customers. These repo accounts are shown as short-term borrowed funds in the accompanying condensed consolidated statements of condition. Short-term borrowed funds decreased $14.40 million, or 12.29%, from $117.18 million to $102.78 million during the first three months of 2002. Advances from the FHLB increased $9.10 million, or 1.96%, from $465.36 million to $474.46 million during the first three months of 2002 as the Bank extended maturities on advances during the low interest rate environment.

Nonperforming assets totaled $8.84 million at March 31, 2002, compared to $7.76 million at December 31, 2001, an increase of $1.08 million, or 13.92%. The increase in nonperforming loans was primarily due to increases in nonperforming commercial business and construction loans. Other real estate owned declined $84,000, or 100.00%, from $84,000 to $0 during the first three months of 2002 due to the sale of two residential properties, partially offset by the foreclosure on one residential property. Total nonperforming loans as a percentage of gross loans was 0.60% at March 31, 2002 as compared to 0.53% at December 31, 2001. Total nonperforming assets as a percentage of total assets was 0.36% at March 31, 2002 as compared to 0.32% at December 31, 2001.

The following table sets forth information regarding nonperforming loans and other real estate owned:

                                            March 31,   December 31,
                                              2002          2001
                                            ---------   ------------
Nonperforming loans:                            (in thousands)
  Real estate:
    One-to four-family                      $ 1,554       $ 1,272
    Commercial and multi-family               3,056         2,601
                                            -------       -------

      Total real estate loans                 4,610         3,873
  Commercial                                  3,899         3,262
  Consumer                                      326           544
                                            -------       -------

      Total nonperforming loans               8,835         7,679

Other real estate owned                           -            84
                                            -------       -------
      Total nonperforming assets            $ 8,835       $ 7,763
                                            =======       =======

Total nonperforming loans as a
  percentage of gross loans                   0.60%         0.53%
                                            =======       =======

Total nonperforming assets as a
  percentage of total assets                  0.36%         0.32%
                                            =======       =======

The allowance for loan losses was $15.27 million at March 31, 2002, an increase of $42,000 from the $15.23 million recorded at December 31, 2001. The allowance for loan losses as a percentage of gross loans was 1.04% at March 31, 2002 as compared to 1.06% at December 31, 2001. The allowance for loan losses as a percentage of nonperforming loans was 172.84% at March 31, 2002 as compared to 198.31% at December 31, 2001.

The Bank devotes significant attention to maintaining high loan quality through its underwriting standards, active servicing of loans and aggressive management of nonperforming assets. The allowance for loan losses is maintained at a level estimated by management to provide adequately for probable loan losses which are inherent in the loan portfolio. Probable loan losses are estimated based on a quarterly review of the loan portfolio, loss experience, specific problem loans, economic conditions and other pertinent factors. In assessing risks inherent in the portfolio, management considers the risk of loss on nonperforming and classified loans including an analysis of collateral in each situation. The Bank's methodology for assessing the appropriateness of the allowance includes several key elements. Problem loans are identified and analyzed individually to estimate specific losses. The loan portfolio is also segmented into pools of loans that are similar in type and risk characteristics (i.e., commercial, consumer and mortgage loans). Loss factors are applied using the Bank's historic experience and may be adjusted for significant factors that in management's judgment affect the collectability of the portfolio as of the evaluation date. Additionally, the portfolio is segmented into pools based on internal risk ratings with loss factors applied to each rating category. Other factors considered in determining probable loan losses are the impact of larger concentrations in the portfolio, trends in loan growth, the relationship and trends in recent years of recoveries as a percentage of prior chargeoffs and peer bank's loss experience.

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

Due to the inherent imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank's analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and maintains a non-specific allowance for loan losses. The amount of the non-specific allowance was $2.54 million at March 31, 2002 as compared to $3.05 million at December 31, 2001. As a percentage of the allowance for loan losses, the unallocated was 16.63% of the total allowance for loan losses at March 31, 2002 and 20.03% of the total allowance for loan losses at December 31, 2001. Although the unallocated reserve as a percentage of the total allowance has declined, management believes the unallocated and total reserves are adequate based on the overall economic outlook and delinquency trends within the Bank's portfolio.

Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary, and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Bank believes it has established its existing allowance for loan losses consistent with accounting principles generally accepted in the United States, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Material increases in the allowance for loan losses will adversely affect the Bank's financial condition and results of operations.

Other assets increased $2.56 million from $4.25 million at December 31, 2001 to $6.81 million at March 31, 2002. The increase was primarily due to unsettled security sales at March 31, 2002. The applicable gains relating to these unsettled sales were recognized during the first quarter of 2002.

Other liabilities decreased $3.52 million from $27.00 million at December 31, 2001 to $23.48 million at March 31, 2002. The decrease was primarily due to the payment of a common stock dividend declared December 17, 2001 and paid January 14, 2002 and the payment of accrued salaries and bonuses for employees.

Total stockholders' equity increased $5.07 million or 2.15%, to $240.44 million at March 31, 2002 compared to $235.37 million on December 31, 2001. The increase is due primarily to net income of $5.57 million for the three months ended March 31, 2002.

Comparison of Operating Results for the Three Months Ended March 31, 2002 and
-----------------------------------------------------------------------------
2001
----

Net Income. Net income for the quarter ended March 31, 2002 was $5.57 million compared to $3.69 million for the first quarter of 2001. The results for the quarter ended March 31, 2002 include a $4.81 million, or 34.09%, increase in net interest income, primarily due to higher net average interest-earning assets and a lower cost of funds, partially offset by lower asset yields. Net income was also impacted by higher service charge and fee income of $694,000, an increase in income from the cash surrender value life insurance of $585,000, an increase in net security gains of $448,000, higher salary and employee benefits of $1.43 million, and higher amortization of intangible assets of $1.16 million.

Net Interest Income. Net interest income increased $4.81 million, or 34.09%, to $18.92 million for the first quarter of 2002 compared to $14.11 million for the first quarter of 2001. The increase was primarily a result of higher interest income from an increase in average interest-earning assets. Total interest and dividend income increased $9.96 million, or 39.73%, to $35.03 million for the first quarter of 2002 from $25.07 million for the first quarter of 2001. Interest income on loans increased $5.00 million, or 25.08%, to $24.94 million for the three months ended March 31, 2002 compared to $19.94 million for the three months ended March 31, 2001. The increase was due to $440.83 million increase in the average balance of loans outstanding, the effect of which was partially offset by a 101 basis point decrease in the average yield on such loans. The increase in volume was due to the acquisition of First Federal and the origination of new loans. Interest and dividend income from investment securities, short-term investments and FHLB stock increased $4.97 million, or 96.88%, to $10.10 million for the three months ended March 31, 2002 compared to $5.13 million for the three months ended March 31, 2001 primarily due to investments acquired from First Federal. The increase in interest and dividend income from investment securities, short-term investments and FHLB stock was due to an increase in the average balance of $539.58 million, or 170.00%, to $856.98 million for the quarter ended March 31, 2002 as compared to $317.40 million for the quarter ended March 31, 2001. Partially offsetting this increase, the yields on investment securities, short-term investments and FHLB stock decreased 179 basis points to 4.82% for the quarter ended March 31, 2002 as compared to 6.61% for the quarter ended March 31, 2001. The lower yields earned on loans and investments were primarily due to the lower overall interest rate environment as compared to the prior year.

Interest expense increased $5.14 million, or 46.86%, to $16.11 million for the three months ended March 31,

2002 compared to $10.97 million for the quarter ended March 31, 2001. The increase was primarily due to deposits and FHLB Advances acquired from First Federal. The increase was due to an increase in average interest-bearing deposit balances of $617.20 million and an increase in average Advances from FHLB of $373.54 million. This increase was partially offset by a decrease in the overall cost of funds for interest bearing liabilities of 99 basis points. The cost of funds for the first quarter of 2002 was 3.14% as compared to 4.13% for the first quarter of 2001.

Effective with the quarter ending March 31, 2002 the Company began calculating its interest-earning asset yields and resulting net interest margins on a fully taxable-equivalent basis. In addition, the Company also began calculating investment security yields on amortized cost, thereby excluding the impact on yields of unrealized gains and losses on available for sale securities. The Company believes these changes allow better comparability for yields and margins within its peer group, as the majority of its peers use a fully taxable equivalent basis with amortized cost. Had the Company not implemented these calculations, its net interest margin for the quarter ended March 31, 2002 would have been 7 basis points lower than reported, or 3.21%. All prior periods discussed in this document have been restated to conform with the current quarter methodology.

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

                                                                         For the Three Months Ended March 31,
                                                 ---------------------------------------------------------------------------------
                                                                     2002                                    2001
                                                 ------------------------------------------ --------------------------------------
                                                   Average                       Average      Average                   Average
                                                   Balance         Interest     Yield/Rate    Balance       Interest  Yield/Rate
                                                 -----------      ----------   ------------ ------------   --------- -------------
Interest-earning assets:                                                         (dollars in thousands)
  Loans (1):
    Real estate                                  $ 1,172,341       $ 20,068        6.85%    $   791,933     $ 15,041     7.60%
    Consumer                                         119,869          2,085        6.96          79,997        1,644     8.22
    Commercial (5)                                   167,223          2,796        6.78         146,671        3,276     9.06
                                                 -----------       --------                 -----------     --------
      Total loans (5)                              1,459,433         24,949        6.85       1,018,601       19,961     7.86
                                                 -----------       --------                 -----------     --------

  Mortgage-backed securities (2)                     139,596          2,135        6.12          75,446        1,428     7.57
  Collateralized Mortgage Obligations (2)            248,735          3,142        5.05               -            -     0.00
  Investment securities (2) (5):
    U.S. Government and agency obligations           163,044          1,654        4.11          77,153        1,342     7.05
    Municipal Obligations                             23,707            418        7.05           2,915           53     7.27
    Corporate securities                              50,223            871        6.94          52,868          970     7.34
    Common stock and mutual funds                     45,043            465        4.13          35,877          317     3.53
    Other investment securities                          993              2        0.81             432            -     0.00
    Asset-backed securities                           85,375          1,021        4.78          30,373          497     6.55
  Other interest-bearing assets
    FHLB stock                                        30,783            285        3.70           6,673          134     8.03
    Short-term investments                            69,478            316        1.84          35,665          481     5.47
                                                 -----------       --------                 -----------     --------
      Total interest-earning assets (5)            2,316,410       $ 35,258        6.10%      1,336,003     $ 25,183     7.56%
                                                                   ========                                 ========
  Noninterest-earning assets                         130,033                                     46,769
                                                 -----------                                -----------
      Total assets                               $ 2,446,443                                $ 1,382,772
                                                 ===========                                ===========
Interest-bearing liabilities:
  Deposits:
    NOW accounts                                 $   204,992          $ 293        0.58%    $   119,444     $    212     0.72%
    Savings and money market accounts                545,294          2,264        1.68         297,918        1,881     2.56
    Certificates of deposit                          728,002          7,123        3.97         445,373        6,414     5.84
    Escrow deposits                                    7,089             31        1.77           5,445           41     3.05
                                                 -----------       --------      ------     -----------     -------- --------
      Total interest-bearing deposits              1,485,377          9,711        2.65         868,180        8,548     3.99
  Short-term borrowed funds                          112,095            456        1.65          99,495          775     3.16
  Advances from FHLB                                 481,362          5,943        5.01         107,822        1,642     6.18
                                                 -----------       --------                 -----------     --------
      Total interest-bearing liabilities           2,078,834       $ 16,110        3.14%      1,075,497     $ 10,965     4.13%
  Noninterest-bearing liabilities                    126,295       ========                      74,388     ========
                                                 -----------                                -----------
      Total liabilities                            2,205,129                                  1,149,885
  Stockholders' equity                               241,314                                    232,887
                                                 -----------                                -----------
      Total liabilities and stockholders equity  $ 2,446,443                                $ 1,382,772
                                                 ===========                                ===========
  Net interest-earning assets                    $   237,576                                $   260,506
                                                 ===========                                ===========
  Net interest income (5)                                          $ 19,148                                 $ 14,218
                                                                   ========                                 ========
  Interest rate spread (3) (5)                                                     2.96%                                 3.43%
  Net interest margin (4) (5)                                                      3.28%                                 4.23%
  Ratio of interest-earning
    assets to interest-bearing liabilities                                       111.43%                               124.22%

Taxable-equivalent adjustments
  Loans                                                            $     12                                 $     18
  Investment securities                                                 213                                       91
                                                                   --------                                 --------
     Total                                                         $    225                                 $    109
                                                                   ========                                 ========


_____________________________________________
(1) Balances are net of undisbursed proceeds of construction loans in process and include nonperforming loans.
(2) Yields are calculated on amortized cost and exclude the impact of unrealized gains and losses on available for sale securities.
(3) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4) Net interest margin represents fully taxable-equivalent net interest income as a percentage of average interest-earning assets.
(5) Fully taxable-equivalent yields are calculated assuming a 35% Federal income tax rate.

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on the interest income and interest expense of the Company. The table presents the effects on a fully taxable-equivalent basis using amortized cost as described previously. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate/vol column shows the effects attributable to changes in both rate and volume, which cannot be segregated. The net column represents the sum of the prior columns.

                                                   For the Three Months
                                                   Ended March 31, 2002
                                                  Compared to the Three
                                               Months Ended March 31, 2001

                                             Increase (Decrease)
                                                   Due to
                                        ----------------------------
                                          Rate     Volume   Rate/Vol      Net
                                        --------  -------   --------   --------
Interest-earning assets:                        (in thousands)
  Loans:
    Real estate                         $ (1,485) $ 7,225   $  (713)   $  5,027
    Consumer                                (253)     820      (126)        441
    Commercial                              (824)     459      (115)       (480)
                                        --------  -------   -------    --------
       Total loans                        (2,562)   8,504      (954)      4,988
  Mortgage-backed securities                (274)   1,214      (233)        707
  Collateralized mortgage obligations          -    3,142         -       3,142
  Investment securities                   (1,085)   3,745    (1,422)      1,238
                                        --------  -------   -------    --------
    Total interest-earning assets         (3,921)  16,605    (2,609)     10,075
                                        --------  -------   -------    --------

Interest-bearing liabilities:
  Deposits:
    NOW accounts                             (41)     152       (30)         81
    Savings and money mkt accounts          (644)   1,562      (535)        383
    Certificates of deposit               (2,056)   4,070    (1,305)        709
    Other                                    (17)      12        (5)        (10)
                                        --------  -------   -------    --------
       Total deposits                     (2,758)   5,796    (1,875)      1,163
  Short-term borrowed funds                 (370)      98       (47)       (319)
  Advances from FHLB                        (311)   5,689    (1,077)      4,301
                                        --------  -------   -------    --------
       Total interest-bearing
          liabilities                     (3,439)  11,583    (2,999)      5,145
                                        --------  -------   -------    --------
  Increase in net interest income       $   (482) $ 5,022   $   390    $  4,930
                                        ========  =======   =======    ========

Provision for Loan Losses. The provision for loan losses was $375,000 for the quarter ended March 31, 2002 compared to $375,000 for the quarter ended March 31, 2001. The allowance for loan losses was 1.04% of total loans and 172.84% of nonperforming loans at March 31, 2002 compared to 1.06% and 198.31%, respectively, at December 31, 2001.

Noninterest Income. Noninterest income was $4.72 million and $2.89 million for the three months ended March 31, 2002 and 2001, respectively. The increase was primarily due to increased service charge and fee income, an increase in the cash surrender value of life insurance and an increase in gains on sales of securities. Service charges and fees were $2.85 million for the three months ended March 31, 2002 compared to $2.15 million for the three months ended March 31, 2001. Income from service charges and fees increased $371,000 from increased fees on demand deposit accounts, $138,000 from merchant services and $118,000 from increased Visa and Mastercard fees. The Bank purchased and also acquired from First Federal cash surrender value life insurance during the second and third quarters of 2001. The Bank earns a competitive tax-exempt yield on these policies. Security gains increased $448,000 from the prior year quarter as the Company sold various debt and equity securities throughout the first quarter of 2002. Other noninterest income increased $94,000 from the prior year quarter mainly due to increased brokerage fee income.

Noninterest Expense. Noninterest expense increased $3.99 million, or 36.14%, from $11.04 million for the three months ended March 31, 2001 to $15.03 million for the three months ended March 31, 2002. Increases in noninterest expense for the quarter included salaries, employee benefit costs, amortization of other intangible assets, fees and services, and other operating expenses. Salaries increased $524,000 due mainly to the higher number of employees after the First Federal acquisition. Employee benefit costs increased by $916,000 from the year earlier period. Payroll taxes increased $338,000 primarily due to the January 2, 2002 scheduled vesting of restricted stock previously granted, as well as the higher number of employees after the First Federal acquisition. Pension and post-retirement benefits increased $275,000 primarily due to the First Federal acquisition and valuation and assumption changes for the qualified pension plan. Paid claims on health and dental plans increased $106,000 over the prior year quarter mainly due to the First Federal acquisition. Expenses for non-qualified benefit plans increased $86,000, while ESOP expenses increased $80,000 mainly due to a higher average stock price. Due to the acquisition of First Federal, the Company recorded other intangible assets for noncompete agreements with former First Federal executives and core deposit intangibles. The amortization increase of $1.16 million over the prior year is completely due to the acquisition. Fees and services increased $355,000 primarily due to increased software licensing, investment consulting, legal and correspondent banking fees. A large portion of the increase in these fees is related to the First Federal acquisition. Other operating expenses increased $527,000, or 45.04%, from $1.17 million for the first quarter of 2001 to $1.70 million for the first quarter of 2002. The increase in this category was mainly due to higher telephone, office supply, check loss, insurance and postage expenses.

Provision for Income Taxes. Income tax expense increased $771,000 from $1.90 million for the first quarter of 2001 to $2.67 million for the quarter ended March 31, 2002. The effective tax rate for the current quarter was 32.40% compared to 34.00% in the prior year quarter. The decrease in the effective tax rate is mainly due to the purchase and acquisition of cash surrender value life insurance as well as an increase in tax exempt municipal bonds acquired from First Federal.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short- term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. Primary sources of funds consist of deposit inflows, loan repayments, maturities, paydowns, sales of collateralized mortgage obligations, investment and mortgage-backed securities and advances from the FHLB of Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are influenced by general interest rates, economic conditions and competition.

The Company's primary investing activities are (1) originating residential one- to four-family mortgage loans and, to a lesser extent, commercial business and real estate loans, multi-family loans, single-family construction loans, home equity loans and lines of credit and consumer loans and (2) investing in mortgage-backed securities, collateralized mortgage obligations, U.S. Government and agency obligations and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposit growth and Advances from the FHLB of Boston. During the three months ended March 31, 2002, the Bank's loan originations, net of repayments, totaled $39.18 million. For the three months ended March 31, 2002 the Company purchased investments in mortgage-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations totaling $190.14 million. The Bank experienced a net increase in total deposits of $18.39 million for the three months ended March 31, 2002. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The

Company closely monitors its liquidity position on a daily basis. If the Company should require additional funds, additional funds are available through advances from the FHLB and through repurchase agreement borrowing facilities.

Outstanding commitments for all loans and unadvanced construction loans and lines of credit totaled $222.47 million at March 31, 2002. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that are scheduled to mature in one year or less from March 31, 2002 totaled $539.90 million. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. Occasionally, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank's historical experience with deposit retention, management believes that a significant portion of its deposits will remain with the Bank.

SBM must satisfy various regulatory capital requirements administered by the federal banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2002, SBM exceeded all of its regulatory capital requirements with a leverage capital level of $164.10 million, or 6.87% of average assets, which is above the required level of $95.58 million, or 4.00%, and total risk-based capital of $179.37 million, or 10.99% of risk weighted assets, which is above the required level of $130.52 million, or 8.00%. SBM is considered "well capitalized" under regulatory guidelines.

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

Impact of New Accounting Standards

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 142 requires the Company to test goodwill for impairment by applying an annual fair-value-based test rather than amortize the goodwill. Recognized intangible assets, such as core deposit intangibles, will continue to be amortized over their useful lives. The Company will complete the initial impairment analysis for its $19.97 million of goodwill, related to the 2001 acquisition of First Federal, during the second quarter of 2002. The Company does not expect an impairment charge to result from the initial test.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
        ----------------------------------------------------------

At March 31, 2002 there have been no material changes in information regarding quantitative and qualitative disclosure about market risk from the information presented as of December 31, 2001 in the Company's Form 10-K.

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

                               CONNECTICUT BANCSHARES, INC.


Dated: May 10, 2002                 By:    /s/ Richard P. Meduski
                                           -------------------------------------
                                           Richard P. Meduski
                                           President and Chief Executive Officer
                                           (principal executive officer)

Dated: May 10, 2002                 By:    /s/ Michael J. Hartl
                                           -------------------------------------
                                           Michael J. Hartl
                                           Senior Vice President and Chief
                                           Financial Officer
                                           (principal financial and accounting
                                           officer)