Form 10-Q
period 2002-06-30
CONNECTICUT BANCSHARES INC/DE
filed 2002-08-09
CIK 1097882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-28389

Connecticut Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1564613

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

923 Main Street, Manchester, Connecticut	06040

(Address of principal executive offices)	(Zip Code)

(860) 646-1700

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: the Issuer had 11,250,826 shares of common stock, par value $0.01 per share, outstanding as of August 5, 2002.

CONNECTICUT BANCSHARES, INC.
FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$69,191	$122,624
Securities available for sale, at fair value	762,407	758,534
Loans held for sale	159	746
Loans, net	1,501,500	1,421,143
Federal Home Loan Bank Stock, at cost	30,783	30,783
Premises and equipment, net	18,242	19,348
Accrued interest receivable	13,399	12,933
Other real estate owned	58	84
Cash surrender value of life insurance	42,589	41,396
Current and deferred income taxes	—	1,686
Goodwill	19,970	19,970
Other intangible assets	10,655	12,927
Other assets	6,559	4,250

Total assets	$2,475,512	$2,446,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$1,615,514	$1,590,938
Short-term borrowed funds	113,136	117,180
Mortgagors’ escrow accounts	16,145	10,580
Advances from Federal Home Loan Bank	453,550	465,355
Current and deferred income taxes	262	—
Accrued benefits and other liabilities	25,832	26,997

Total liabilities	2,224,439	2,211,050

Commitments and Contingencies
Stockholders’ equity:
Common stock ($.01 par value; 45,000,000 authorized shares; 11,259,748 and 11,235,608 shares issued at June 30, 2002 and December 31, 2001, respectively)	113	112
Additional paid-in capital	109,682	108,354
Retained earnings	138,414	127,737
ESOP unearned compensation	(7,754)	(8,065)
Restricted stock unearned compensation	(5,596)	(6,395)
Treasury stock, at cost (8,922 shares at June 30, 2002)	(232)	—
Accumulated other comprehensive income	16,446	13,631

Total stockholders’ equity	251,073	235,374

Total liabilities and stockholders’ equity	$2,475,512	$2,446,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for per share data)

	For the Three Months Ended
	June 30, 2002	June 30, 2001
	(unaudited)
Interest and dividend income:
Interest income on loans	$25,250	$19,786
Interest and dividends on investment securities	10,170	5,228

Total interest and dividend income	35,420	25,014

Interest expense:
Interest on deposits	8,844	8,401
Interest on short-term borrowed funds	406	764
Interest on Advances from Federal Home Loan Bank	5,909	1,666

Total interest expense	15,159	10,831

Net interest income	20,261	14,183
Provision for loan losses	375	375

Net interest income after provision for loan losses	19,886	13,808

Noninterest income:
Service charges and fees	3,063	2,323
Increase in cash surrender value of life insurance	607	49
Brokerage commission income	458	271
Gains on sales of securities, net	368	76
Other than temporary impairment of investment securities	(270)	—
Gains on mortgage loan sales, net	61	131
Other	211	143

Total noninterest income	4,498	2,993

Noninterest expense:
Salaries	5,063	3,934
Employee benefits	2,747	2,112
Fees and services	1,994	1,170
Amortization of other intangible assets	1,277	108
Furniture and equipment	1,009	733
Occupancy, net	941	760
Marketing	616	440
Foreclosed real estate expense	27	28
Net losses on sales of repossessed assets	17	3
Other operating expenses	1,647	1,384

Total noninterest expense	15,338	10,672

Income before provision for income taxes	9,046	6,129
Provision for income taxes	2,931	2,084

Net income	$6,115	$4,045

Earnings per share:
Basic	$0.60	$0.40
Diluted	$0.56	$0.38
Weighted average shares outstanding:
Basic	10,162,179	9,994,395
Diluted	10,837,085	10,593,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for per share data)

	For the Six Months Ended
	June 30, 2002	June 30, 2001
	(unaudited)
Interest and dividend income:
Interest income on loans	$50,188	$39,729
Interest and dividends on investment securities	20,266	10,359

Total interest and dividend income	70,454	50,088

Interest expense:
Interest on deposits	18,555	16,950
Interest on short-term borrowed funds	863	1,538
Interest on Advances from Federal Home Loan Bank	11,852	3,308

Total interest expense	31,270	21,796

Net interest income	39,184	28,292
Provision for loan losses	750	750

Net interest income after provision for loan losses	38,434	27,542

Noninterest income:
Service charges and fees	5,908	4,473
Increase in cash surrender value of life insurance	1,192	49
Brokerage commission income	818	548
Gains on sales of securities, net	1,052	311
Other than temporary impairment of investment securities	(270)	—
Gains on mortgage loan sales, net	149	213
Other	370	292

Total noninterest income	9,219	5,886

Noninterest expense:
Salaries	9,674	8,021
Employee benefits	5,791	4,239
Fees and services	3,846	2,667
Amortization of other intangible assets	2,549	216
Occupancy, net	2,017	1,582
Furniture and equipment	1,972	1,494
Marketing	1,091	880
Foreclosed real estate expense	91	66
Net gains on sales of repossessed assets	(7)	(6)
Other operating expenses	3,342	2,555

Total noninterest expense	30,366	21,714

Income before provision for income taxes	17,287	11,714
Provision for income taxes	5,601	3,983

Net income	$11,686	$7,731

Earnings per share:
Basic	$1.15	$0.76
Diluted	$1.08	$0.72
Weighted average shares outstanding:
Basic	10,138,947	10,167,365
Diluted	10,793,600	10,730,946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2002 and 2001 (unaudited)

(Dollars in thousands)

			Additional Paid-In Capital	Retained Earnings	ESOP Unearned Compen- sation	Restricted Stock Unearned Compen- sation	Treasury Stock	Accumulated Other Comprehensive Income

	Common Stock
	Shares	Amount							Total
BALANCE, January 1, 2002	11,235,608	$112	$108,354	$127,737	$(8,065)	$(6,395)	$—	$13,631	$235,374
Change in ESOP unearned compensation	—	—	571	—	311	—	—	—	882
Exercise of stock options, including tax benefits	24,140	1	513	—	—	—	—	—	514
Tax benefits from vesting of restricted stock awards	—	—	244	—	—	—	—	—	244
Dividends declared ($0.13 per share)	—	—	—	(1,361)	—	—	—	—	(1,361)
Treasury stock purchased	(8,922)	—	—	—	—	—	(232)	—	(232)
Change in restricted stock unearned compensation	—	—	—	—	—	799	—	—	799
Other	—	—	—	352	—	—	—	—	352
Comprehensive income:
Net income	—	—	—	11,686	—	—	—	—	11,686
Change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	—	—	—	2,815	2,815

Total comprehensive income	—	—	—	11,686	—	—	—	2,815	14,501

BALANCE, June 30, 2002	11,250,826	$113	$109,682	$138,414	$(7,754)	$(5,596)	$(232)	$16,446	$251,073

BALANCE, January 1, 2001	11,232,000	$112	$108,257	$119,691	$(8,685)	$—	$—	$13,164	$232,539
Granting of restricted stock awards	449,280	4	8,195	—	—	(8,199)	—	—	—
Funding of trustee repurchase of restricted stock	(449,280)	(4)	(9,360)	—	—	—	—	—	(9,364)
Change in ESOP unearned compensation	—	—	329	—	310	—	—	—	639
Change in restricted stock unearned compensation	—	—	—	—	—	820	—	—	820
Accelerated vesting of stock options	—	—	3	—	—	—	—	—	3
Dividends declared ($0.18 per share)	—	—	—	(2,022)	—	—	—	—	(2,022)
Comprehensive income:
Net income	—	—	—	7,731	—	—	—	—	7,731
Change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	—	—	—	(2,966)	(2,966)

Total comprehensive income	—	—	—	7,731	—	—	—	(2,966)	4,765

BALANCE, June 30, 2001	11,232,000	$112	$107,424	$125,400	$(8,375)	$(7,379)	$—	$10,198	$227,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended
	June 30, 2002	June 30, 2001
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,686	$7,731
Adjustments to reconcile net income to net cash provided by operating activities, excluding effects of acquisition:
Provision for loan losses	750	750
Depreciation	1,586	1,230
Amortization/accretion—
Other intangible assets	2,549	216
Premium (discount) on loans and bonds	2,852	(583)
Amortization/accretion of fair market adjustment from First Federal acquisition—
Loans	675	—
Time deposits	(1,382)	—
Advances from Federal Home Loan Bank	(1,734)	—
Amortization of mortgage servicing rights	269	227
Net gains on sales of other real estate owned	(21)	(6)
Net loss on disposal of fixed assets	137	9
Gains on sales of securities, net	(1,052)	(311)
Other than temporary impairment of securities	270	—
Gains on mortgage loan sales, net	(149)	(213)
Deferred income tax provision (benefit)	1,006	(1,018)
Accelerated vesting of stock options	—	3
ESOP compensation expense	882	639
Change in restricted stock unearned compensation	799	820
Appreciation in cash surrender value life insurance	(1,192)	(49)
Changes in operating assets and liabilities, net of amounts acquired—
Accrued interest receivable	(466)	208
Other assets	(1,206)	(1,973)
Other liabilities	(1,165)	2,776

Net cash provided by operating activities	15,094	10,456

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations and purchases, net of repayments	(84,300)	(62,632)
Proceeds from sales of loans	3,163	3,957
Proceeds from maturities and calls of available for sale securities	10,090	14,944
Proceeds from sales of available for sale securities	146,095	30,901
Purchases of available for sale securities	(224,512)	(35,245)
Purchases of Federal Home Loan Bank stock	—	(838)
Proceeds from principal payments of mortgage-backed securities and collateralized mortgage obligations	65,453	18,790
Proceeds from sales of other real estate owned	138	152
Purchase of life insurance	—	(20,000)
Proceeds from sales of premises and equipment	1,565	—
Purchases of premises and equipment	(2,182)	(1,517)
Other investing activities	(277)	—

Net cash used in investing activities	(84,767)	(51,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Funding of trustee purchases of restricted stock	—	(9,364)
Purchase of treasury stock	(232)	—
Proceeds from exercise of stock options	425	—
Dividends paid	(1,361)	(1,011)
Net increase in savings, money market, NOW and demand deposits	76,281	45,098
Net decrease in certificates of deposit	(50,323)	(8,937)
Net (decrease) increase in short-term borrowed funds	(4,044)	3,486
Increase in mortgagors’ escrow accounts	5,565	1,875
(Decrease) increase in advances from Federal Home Loan Bank	(10,071)	20,000

Net cash provided by financing activities	16,240	51,147

Net (decrease) increase in cash and cash equivalents	(53,433)	10,115
CASH AND CASH EQUIVALENTS, beginning of period	122,624	64,797

CASH AND CASH EQUIVALENTS, end of period	$69,191	$74,912

SUPPLEMENTAL INFORMATION:
Cash paid for—
Interest	$31,348	$21,963
Income taxes, net	4,836	5,000
Non-cash transactions—
Transfers from loans to other real estate owned	91	118
Dividends declared not paid	—	1,011

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of financial statements presentation

The accompanying condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for Connecticut Bancshares, Inc. (“CTBS”) and subsidiary included in Connecticut Bancshares, Inc.’s Form 10-K for the year ended December 31, 2001. The results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Principles of consolidation and presentation

The accompanying condensed consolidated financial statements include the accounts of CTBS and its wholly-owned subsidiary, The Savings Bank of Manchester (“SBM” or the “Bank”), and its wholly-owned subsidiaries (collectively, the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

Business

The Bank, with its main office located in Manchester, Connecticut, operates through twenty-eight branches located primarily in eastern Connecticut. The Bank’s primary source of income is interest received on loans to customers, which include small and middle market businesses and individuals residing within the Bank’s service area.

On April 22, 2002, CTBS declared a quarterly cash dividend of $0.13 per share on outstanding shares of its common stock. The dividend was paid on May 20, 2002 to stockholders of record as of the close of business on May 6, 2002.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(unaudited)		(unaudited)
Net income	$6,115	$4,045	$11,686	$7,731

Weighted average shares outstanding:
Weighted average shares outstanding	10,920,798	10,812,918	10,905,012	10,993,334
Less: unearned ESOP shares	(758,619)	(818,523)	(766,065)	(825,969)

Basic	10,162,179	9,994,395	10,138,947	10,167,365

Dilutive impact of:
Stock options	345,681	179,949	314,259	135,813
Restricted stock	329,225	419,081	340,394	427,768

Diluted	10,837,085	10,593,425	10,793,600	10,730,946

Earnings per share:
Basic	$0.60	$0.40	$1.15	$0.76
Diluted	$0.56	$0.38	$1.08	$0.72

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)    RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires the Company to test goodwill for impairment by applying an annual fair-value-based test rather than amortizing the goodwill. Recognized intangible assets, such as core deposit intangibles, will continue to be amortized over their useful lives. The Company has evaluated the useful lives as required by SFAS No. 142, and no change was made regarding lives upon adoption. SFAS No. 142 prohibits the amortization of goodwill but requires that it be tested for impairment at least annually at the reporting unit level. The Company tested its $19.97 million of goodwill related to the 2001 acquisition of First Federal Savings and Loan Association of East Hartford (“First Federal”), in accordance with the provisions of SFAS No. 142. As a result of this testing, no impairment charges were recorded. See Note (5) for further information on intangible assets.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and an amendment of that statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS No. 145 amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

(3)    LOANS

Loans are summarized as follows:

	June 30, 2002	December 31, 2001
	(in thousands)
One- to four-family mortgages	$879,393	$841,895
Construction mortgages	87,318	76,551
Commercial and multi-family mortgages	253,196	231,644
Commercial business loans	175,550	166,314
Installment loans	121,368	119,967

Total loans	1,516,825	1,436,371
Less: Allowance for loan losses	(15,325)	(15,228)

Total loans, net	$1,501,500	$1,421,143

A summary of the allowance for loan losses is as follows:

	For the Six Months Ended June 30, 2002	For the Year Ended December 31, 2001
	(in thousands)
Balance, beginning of period	$15,228	$11,694
Acquisition of First Federal Savings and Loan Association of East Hartford	—	2,174
Provision for loan losses	750	2,000
Loans charged off	(828)	(1,131)
Recoveries	175	491

Balance, end of period	$15,325	$15,228

(4)    DEPOSITS

Deposits were as follows:

	June 30, 2002	December 31, 2001
	(in thousands)
Certificates of deposit:
Original maturity of less than one year	$ 135,805	$ 145,200
Original maturity of one year or more	461,266	498,341
Time certificates in denominations of $100,000 or more	88,175	93,410

Total certificates of deposit	685,246	736,951

Savings accounts	395,560	357,512
Money market accounts	188,411	171,207
NOW accounts	227,375	214,825
Demand deposits	118,922	110,443

Total deposits	$1,615,514	$1,590,938

(5)    INTANGIBLE ASSETS

	June 30, 2002	December 31, 2001
	(in thousands)
Intangible assets subject to amortization:
Core deposit intangible	$7,925	$8,477
Branch premiums	1,319	1,535
Noncompete agreements	591	2,366
Other	271	—

Total	10,106	12,378

Intangible assets not subject to amortization:
Goodwill	19,970	19,970
Minimum pension liability	549	549

Total	20,519	20,519

Total intangible assets	$30,625	$32,897

	June 30, 2002
	(in thousands)
Accumulated net amortization for intangible assets subject to amortization:
Core deposit intangible	$921
Branch premiums	2,992
Noncompete agreements	2,957
Other	6

Total	6,876

	For the Six Months Ended June 30, 2002	For the Six Months Ended June 30, 2001
	(in thousands)
Amortization expense:
Noncompete agreements	$1,774	$—
Core deposit intangible	553	—
Branch premiums	216	216
Other	6	—

Total	$2,549	$216

For the five years ending December 31, the estimated aggregate amortization expense is as follows:

(in thousands)
2002	$3,928
2003	1,576
2004	1,576
2005	1,338
2006	1,169

During the six months ended June 30, 2002, there was no goodwill acquired, no impairment losses recognized and no goodwill included in the gain or loss on disposal of a reporting unit.

(6)    OTHER THAN TEMPORARY IMPAIRMENT OF SECURITIES

On a quarterly basis, the Company reviews available for sale investment securities with unrealized depreciation for six consecutive months to assess whether the decline in fair value is temporary or other than temporary. The Company judges whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons. Once the estimated reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. In accordance with this policy, during the three months ended June 30, 2002 the Bank recorded an other than temporary impairment charge for one equity security for $270,000.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations for the three and six months ended June 30, 2002 and 2001, and should be read in conjunction with Connecticut Bancshares, Inc. and subsidiary’s condensed consolidated financial statements and the notes thereto, appearing elsewhere herein.

Forward Looking Statements

This Form 10-Q contains forward looking statements that are based on assumptions and describe future plans, strategies and expectations of the Company. These forward looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Subject to applicable laws and regulations, the Company does not undertake—and specifically disclaims any obligation—to publicly release the result of any revisions which may be made to any forward looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s Form 10-K filing for the year ended December 31, 2001.

Acquisition of First Federal

On August 31, 2001, the Company completed its acquisition of First Federal in a transaction accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of First Federal are reflected in the Company’s condensed consolidated balance sheet at June 30, 2002, and the results of operations of First Federal for the three and six months ended June 30, 2002 are included in the condensed consolidated statements of operations for the three and six months ended June 30, 2002, as required by the purchase method of accounting. The results of operations of First Federal for the three and six months ended June 30, 2001 are not included in the condensed consolidated statements of operations for such periods.

General

The Company’s results of operations depend primarily on net interest income, which represents the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. The Bank generates noninterest income primarily from fees charged on customers’ accounts and fees earned on activities such as investment services provided through a third party registered broker-dealer. The Bank’s noninterest expenses primarily consist of employee compensation and benefits, occupancy expense, marketing and other operating expenses. The Company’s results of operations are also affected by general economic and competitive conditions, notably changes in market interest rates, government policies and regulations. The Bank exceeded all of its regulatory capital requirements at June 30, 2002.

Comparison of Financial Condition at June 30, 2002 and December 31, 2001

Total assets increased $29.09 million, or 1.19%, to $2.48 billion at June 30, 2002 as compared to $2.45 billion at December 31, 2001. The increase in assets was attributable to a $80.36 million increase in net loans and a $3.88 million increase in securities, partially offset by a $53.43 million decrease in cash and cash equivalents. The increase in loans was primarily due to a $37.49 million increase in one- to four-family mortgages and a $21.56 million increase in commercial and multi-family mortgages. Cash and cash equivalents decreased as the Company invested funds from December 2001 security sales, which had been temporarily invested in short-term investments, primarily in asset-backed securities. The growth in assets was primarily funded by an increase in deposits of $24.57 million, partially offset by a decrease in Federal Home Loan Bank (“FHLB”) advances of $11.81 million. The deposit increase was mainly in savings and money market accounts, partially offset by a decrease in certificates of deposit. Stockholders’ equity increased $15.70 million, primarily due to net income for the first six months of 2002 and an increase in accumulated other comprehensive income, primarily due to the increase in unrealized gains on investment securities.

The following table presents the amortized cost and fair value of the Company’s investment securities, by type, at the dates indicated:

	At June 30, 2002		At December 31, 2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Debt securities available for sale:
Asset-backed securities	$115,554	$117,162	$23,907	$25,208
U.S. Government and agency obligations	168,366	174,300	180,106	183,813
Municipal obligations	23,607	23,533	23,717	23,194
Debt mutual funds	9,113	9,122	23,872	23,886
Corporate securities	58,591	60,386	53,138	55,420

Total	375,231	384,503	304,740	311,521

Equity securities available for sale:
Marketable equity securities	21,884	29,078	26,349	37,670
Other equity securities	945	945	992	992

Total	22,829	30,023	27,341	38,662

Total debt and equity securities	398,060	414,526	332,081	350,183
Collateralized mortgage obligations	221,633	227,212	257,581	258,601
Mortgage-backed securities	117,411	120,669	147,901	149,750

Total available for sale securities	$737,104	$762,407	$737,563	$758,534

Available for sale securities increased $3.88 million, or 0.51%, from a fair value of $758.53 million at December 31, 2001 to a fair value of $762.41 million at June 30, 2002. The Company had proceeds from sales of $146.10 million (including net gains of $1.05 million), maturities and calls of $10.09 million and principal payments of $65.45 million of securities during the six months ended June 30, 2002. The Company also experienced an increase in unrealized gains on securities of $4.34 million. Securities purchased totaled $224.51 million during the six months ended June 30, 2002.

Net loans increased $80.36 million, or 5.65%, from $1.42 billion at December 31, 2001 to $1.50 billion at June 30, 2002. Residential mortgages (including residential construction mortgages) increased $35.59 million, or 4.12%, from $864.07 million to $899.66 million due to continuing loan demand mainly due to refinancing activity in a low interest rate environment. Commercial real estate, commercial construction and business loans increased $43.47 million, or 9.61%, from $452.33 million at December 31, 2001, to $495.80 million at June 30, 2002, primarily due to an increase in commercial mortgage originations. As of June 30, 2002, commercial loans represented 32.69% of the Bank’s loan portfolio.

Deposits totaled $1.62 billion at June 30, 2002, an increase of $24.57 million, or 1.54%, compared to $1.59 billion at December 31, 2001. The increase in deposits was primarily in savings and money market accounts, which increased $55.25 million, or 10.45%, from $528.72 million at December 31, 2001 to $583.97 million at June 30, 2002. Checking accounts also increased during the six month period from $325.27 million at December 31, 2001 to $346.30 million at June 30, 2002. Offsetting these increases was a decrease in certificates of deposit of $51.70 million from $736.95 million at December 31, 2001 to $685.25 million at June

30, 2002. With certificate of deposit rates at a relatively low level, retail depositors may be holding their funds in savings, money market and checking accounts until interest rates rise. In addition, the Bank offers a short-term transactional repurchase agreement (repo) account to commercial businesses and retail customers. These repo accounts are shown as short-term borrowed funds in the accompanying condensed consolidated statements of condition. Short-term borrowed funds decreased $4.04 million, or 3.45%, from $117.18 million to $113.14 million during the first six months of 2002. Advances from the FHLB decreased $11.81 million, or 2.54%, from $465.36 million to $453.55 million during the first six months of 2002.

Nonperforming assets totaled $8.88 million at June 30, 2002, compared to $7.76 million at December 31, 2001, an increase of $1.12 million, or 14.43%. The increase in nonperforming loans was primarily due to increases in nonperforming commercial mortgage and business loans. Other real estate owned declined $26,000, or 30.95%, from $84,000 to $58,000 during the first six months of 2002 due to the sale of two residential properties, partially offset by the foreclosure of three residential properties.

The following table sets forth information regarding nonperforming loans and other real estate owned:

	June 30, 2002	December 31, 2001
	(in thousands)
Nonperforming loans:
Real estate:
One- to four-family	$1,018	$1,272
Commercial and multi-family	3,306	2,601

Total real estate loans	4,324	3,873
Commercial	4,294	3,262
Consumer	206	544

Total nonperforming loans	8,824	7,679
Other real estate owned	58	84

Total nonperforming assets	$8,882	$7,763

Total nonperforming loans as a percentage of gross loans	0.58%	0.53%

Total nonperforming assets as a percentage of total assets	0.36%	0.32%

The allowance for loan losses was $15.33 million at June 30, 2002, an increase of $97,000 from the $15.23 million recorded at December 31, 2001. The allowance for loan losses as a percentage of gross loans was 1.01% at June 30, 2002 as compared to 1.06% at December 31, 2001. The allowance for loan losses as a percentage of nonperforming loans was 173.67% at June 30, 2002 as compared to 198.31% at December 31, 2001.

The Bank devotes significant attention to maintaining high loan quality through its underwriting standards, active servicing of loans and aggressive management of nonperforming assets. The allowance for loan losses is maintained at a level estimated by management to provide adequately for probable loan losses which are inherent in the loan portfolio. Probable loan losses are estimated based on a quarterly review of the loan portfolio, loss experience, specific problem loans, economic conditions and other pertinent factors. In assessing risks inherent in the portfolio, management considers the risk of loss on nonperforming and classified loans including an analysis of collateral in each situation. The Bank’s methodology for assessing the appropriateness of the allowance for loan losses includes several key elements. Problem loans are identified and analyzed individually to estimate specific losses. The loan portfolio is also segmented into pools of loans that are similar in type and risk characteristics (i.e., commercial, consumer and mortgage loans). Loss factors are applied using the Bank’s historical experience and may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. Additionally, the portfolio is segmented into pools based on internal risk ratings with loss factors applied to each rating category.

Other factors considered in determining probable loan losses are the impact of larger concentrations in the portfolio, trends in loan growth, the relationship and trends in recent years of recoveries as a percentage of prior chargeoffs and peer banks’ loss experience.

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

A portion of the allowance for loan losses is not allocated to any specific segment of the loan portfolio. This non-specific reserve is maintained for two primary reasons: there exists an inherent subjectivity and imprecision to the analytical processes employed, and the prevailing business environment, as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. Moreover, management has identified certain risk factors, which could impact the degree of loss sustained within the portfolio. These include: market risk factors, such as the effects of economic variability on the entire portfolio, and unique portfolio risk factors that are inherent characteristics of the Bank’s loan portfolio. Market risk factors may consist of changes to general economic and business conditions that may impact the Bank’s loan portfolio customer base in terms of ability to repay and that may result in changes in value of underlying collateral. Unique portfolio risk factors may include industry or geographic concentrations, or trends that may exacerbate losses resulting from economic events which the Bank may not be able to fully diversify out of its portfolio.

Due to the inherent imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank’s analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and maintains a non-specific allowance for loan losses. The amount of the non-specific allowance was $2.05 million at June 30, 2002 as compared to $3.05 million at December 31, 2001. As a percentage of the allowance for loan losses, the unallocated was 13.37% of the total allowance for loan losses at June 30, 2002 and 20.03% of the total allowance for loan losses at December 31, 2001. Although the unallocated reserve as a percentage of the total allowance has declined, management believes the unallocated and total reserves are adequate based on the overall economic outlook and delinquency trends within the Bank’s portfolio.

The Bank’s largest nonperforming asset is a $2.39 million loan secured by real estate. The Bank has been advised by the borrower that it has received a commitment from another lender to refinance the project during the third quarter of 2002. If the pending refinance by the third party institution occurs, the Bank expects to receive full payment of the loan as well as a recovery of approximately $700,000 of previously charged off amounts.

Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary, and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Bank believes it has established its existing allowance for loan losses consistent with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not request the Bank to increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Material increases in the allowance for loan losses will adversely affect the Bank’s financial condition and results of operations.

Other assets increased $2.31 million from $4.25 million at December 31, 2001 to $6.56 million at June 30, 2002. The increase was primarily due to unsettled security sales at June 30, 2002. The losses relating to these unsettled sales were included in gains on sales of securities, net during the second quarter of 2002.

Total stockholders’ equity increased $15.70 million, or 6.67%, to $251.07 million at June 30, 2002 compared to $235.37 million on December 31, 2001. The increase is due primarily to net income of $11.69 million for the six months ended June 30, 2002 and an increase in accumulated other comprehensive income, primarily due to the increase in unrealized gains on debt securities. The Company did not repurchase any shares of its common stock during the second quarter of 2002, and repurchased 8,922 shares of its common stock during the three months ended March 31, 2002.

Comparison of Operating Results for the Three Months Ended June 30, 2002 and 2001

Net Income.    Net income for the quarter ended June 30, 2002 was $6.12 million compared to $4.05 million for the second quarter of 2001. The results for the quarter ended June 30, 2002 include a $6.08 million, or 42.88%, increase in net interest income, primarily due to higher average interest-earning assets and a lower cost of funds, partially offset by higher average interest-bearing liabilities and lower asset yields. Net income also increased from an increase in service charge and fee income of $740,000, an increase in income from the cash surrender value life insurance of $558,000, and an increase in net security gains of $292,000. Net income was decreased by an other than temporary impairment of an equity security of $270,000, higher salary and employee benefits of $1.77 million, higher amortization of intangible assets of $1.17 million and higher fees and services of $824,000.

Net Interest Income.    Net interest income increased $6.08 million, or 42.88%, to $20.26 million for the second quarter of 2002 compared to $14.18 million for the second quarter of 2001. The increase was primarily a result of higher interest income from an increase in average interest-earning assets. Total interest and dividend income increased $10.41 million, or 41.62%, to $35.42 million for the second quarter of 2002 from $25.01 million for the second quarter of 2001. Interest income on loans increased $5.46 million, or 27.59%, to $25.25 million for the three months ended June 30, 2002 compared to $19.79 million for the three months ended June 30, 2001. The increase was due to a $451.44 million increase in the average balance of loans outstanding, the effect of which was partially offset by a 83 basis point decrease in the average yield on such loans. The increase in volume was due to the acquisition of First Federal and the origination of new loans. Interest and dividend income from investment securities, short-term investments and FHLB stock increased $4.94 million, or 94.46%, to $10.17 million for the three months ended June 30, 2002 compared to $5.23 million for the three months ended June 30, 2001 primarily due to investments acquired from First Federal. The increase in interest and dividend income from investment securities, short-term investments and FHLB stock was due to an increase in the average balance of $493.20 million, or 147.68%, to $827.17 million for the quarter ended June 30, 2002 as compared to $333.97 million for the quarter ended June 30, 2001. Partially offsetting this increase, the yields on investment securities, short-term investments and FHLB stock decreased 136 basis points to 5.01% for the quarter ended June 30, 2002 as compared to 6.37% for the quarter ended June 30, 2001. The lower yields earned on loans and investments were primarily due to the lower overall interest rate environment as compared to the prior year.

Interest expense increased $4.33 million, or 39.98%, to $15.16 million for the three months ended June 30, 2002 compared to $10.83 million for the quarter ended June 30, 2001. The increase was primarily due to an increase in average interest-bearing deposit balances of $599.85 million and an increase in average FHLB advances of $352.89 million acquired from First Federal. This increase was partially offset by a decrease in the overall cost of funds for interest-bearing liabilities of 95 basis points. The cost of funds for the second quarter of 2002 was 2.93% as compared to 3.88% for the second quarter of 2001.

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

	For the Three Months Ended June 30,
	2002			2001
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(dollars in thousands)
Interest-earning assets:
Loans(1):
Real estate	$1,203,343	$20,394	6.78%	$814,143	$15,145	7.44%
Consumer	120,500	2,051	6.81	80,599	1,529	7.59
Commercial(5)	173,019	2,817	6.53	150,675	3,130	8.33

Total loans(5)	1,496,862	25,262	6.75	1,045,417	19,804	7.58

Mortgage-backed securities(2)	121,389	1,899	6.26	70,948	1,281	7.22
Collateralized mortgage obligations(2)	226,355	3,059	5.41	—	—	0.00
Investment securities(2)(5):
U.S. Government and agency obligations	166,772	1,950	4.69	72,493	1,250	6.92
Municipal Obligations	23,666	420	7.10	2,891	54	7.47
Corporate securities	58,558	901	6.15	49,262	1,003	8.14
Common stock and mutual funds	35,282	314	3.56	36,034	294	3.26
Other investment securities	961	2	0.83	432	—	0.00
Asset-backed securities	115,827	1,314	4.54	27,332	574	8.40
Other interest-bearing assets
FHLB stock	30,783	288	3.74	7,492	119	6.35
Short-term investments	47,574	216	1.82	67,089	739	4.42

Total interest-earning assets(5)	2,324,029	$35,625	6.13%	1,379,390	$25,118	7.29%

Noninterest-earning assets	136,327			45,028

Total assets	$2,460,356			$1,424,418

Interest-bearing liabilities:
Deposits:
NOW accounts	$214,587	$307	0.57%	$127,212	$227	0.72%
Savings and money market accounts	570,166	1,943	1.37	313,634	1,890	2.42
Certificates of deposit	694,134	6,541	3.78	442,474	6,222	5.64
Escrow deposits	12,731	53	1.67	8,446	62	2.94

Total interest-bearing deposits	1,491,618	8,844	2.38	891,766	8,401	3.78
Short-term borrowed funds	108,546	406	1.50	107,838	764	2.84
Advances from FHLB	472,893	5,909	5.01	120,000	1,666	5.57

Total interest-bearing liabilities	2,073,057	$15,159	2.93%	1,119,604	$10,831	3.88%

Noninterest-bearing liabilities	140,590			79,187

Total liabilities	2,213,647			1,198,791
Stockholders’ equity	246,709			225,627

Total liabilities and stockholders’ equity	$2,460,356			$1,424,418

Net interest-earning assets	$250,972			$259,786

Net interest income(5)		$20,466			$14,287

Interest rate spread(3)(5)			3.20%			3.41%
Net interest margin(4)(5)			3.52%			4.14%
Ratio of interest-earning assets to interest-bearing liabilities			112.11%			123.20%
Taxable-equivalent adjustments
Loans		$12			$18
Investment securities		193			86

Total		$205			$104

(1)	Balances are net of undisbursed proceeds of construction loans in process and include nonperforming loans.
(2)	Yields are calculated on amortized cost and exclude the impact of unrealized gains and losses on available for sale securities.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents fully taxable-equivalent net interest income as a percentage of average interest-earning assets.
(5)	Fully taxable-equivalent yields are calculated assuming a 35% federal income tax rate.

Rate/Volume Analysis.    The following table presents the effects of changing rates and volumes on the interest income and interest expense of the Company. The table presents the effects on a fully taxable-equivalent basis using amortized cost as described in footnotes 2, 4 and 5 in the previous section. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate/vol column shows the effects attributable to changes in both rate and volume, which cannot be segregated. The net column represents the sum of the prior columns.

	For the Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001
	Increase (Decrease) Due to
	Rate	Volume	Rate/Vol	Net
	(in thousands)
Interest-earning assets:
Loans:
Real estate	$(1,347)	$7,240	$(644)	$5,249
Consumer	(157)	757	(78)	522
Commercial	(677)	464	(100)	(313)

Total loans	(2,181)	8,461	(822)	5,458
Mortgage-backed securities	(171)	911	(122)	618
Collateralized mortgage obligations	—	3,059	—	3,059
Investment securities	(1,370)	4,210	(1,468)	1,372

Total interest-earning assets	(3,722)	16,641	(2,412)	10,507

Interest-bearing liabilities:
Deposits:
NOW accounts	(45)	156	(31)	80
Savings and money market accounts	(821)	1,546	(672)	53
Certificates of deposit	(2,052)	3,539	(1,168)	319
Other	(27)	31	(13)	(9)

Total deposits	(2,945)	5,272	(1,884)	443
Short-term borrowed funds	(361)	5	(2)	(358)
Advances from FHLB	(167)	4,899	(489)	4,243

Total interest-bearing liabilities	(3,473)	10,176	(2,375)	4,328

Increase in net interest income	$(249)	$6,465	$(37)	$6,179

Provision for Loan Losses.    The provision for loan losses was $375,000 for the quarter ended June 30, 2002 compared to $375,000 for the quarter ended June 30, 2001. The allowance for loan losses was 1.01% of total loans and 173.67% of nonperforming loans at June 30, 2002 compared to 1.06% and 198.31%, respectively, at December 31, 2001.

The Bank’s largest nonperforming asset is a $2.39 million loan secured by real estate. The Bank has been advised by the borrower that it has received a commitment from another lender to refinance the project during the third quarter of 2002. If the pending refinance by the third party institution occurs, the Bank expects to receive full payment of the loan as well as a recovery of approximately $700,000 of previously charged off amounts.

Noninterest Income.    Noninterest income was $4.50 million and $2.99 million for the three months ended June 30, 2002 and 2001, respectively. The increase was primarily due to increased service charges and fees, an increase in the cash surrender value of life insurance and an increase in gains on sales of securities, net. These increases were partially offset by an other than temporary impairment charge for an investment security. Service charges and fees were $3.06 million for the three months ended June 30, 2002 compared to $2.32 million for the three months ended June 30, 2001. Income from service charges and fees increased $262,000 from increased fees on demand deposit accounts, $196,000 from merchant services, $121,000 from increased debit card fees and $101,000 from ATM fees. The Bank purchased and also acquired from First Federal cash surrender value life insurance during the second and third quarters of 2001. The Bank earns a competitive tax-exempt yield on these policies. Net security gains increased $292,000 from the prior year quarter as the Company sold various debt and equity securities throughout the second quarter of 2002. During the second quarter of 2002, the Bank recorded an other than temporary impairment charge of $270,000 on an equity security it continues to hold. The Bank’s policy is to evaluate all investment securities for other than temporary impairment on a quarterly basis. This equity security has been below the Bank’s carrying value for more than six months and after evaluating all available evidence relating to the security, management deemed the security to be other than temporarily impaired.

Noninterest Expense.    Noninterest expense increased $4.67 million, or 43.77%, from $10.67 million for the three months ended June 30, 2001 to $15.34 million for the three months ended June 30, 2002. Increases in noninterest expense for the quarter included salaries, employee benefit costs, amortization of other intangible assets and fees and services. Salaries increased $1.13 million due mainly to the higher number of employees after the First Federal acquisition. Employee benefit costs increased by $635,000 from the prior year period. Pension and post-retirement benefits increased $367,000 primarily due to the First Federal acquisition and valuation and assumption changes for qualified and nonqualified plans. ESOP expense increased $121,000 mainly due to a higher average stock price. Payroll taxes increased $81,000 primarily due to the higher number of employees after the First Federal acquisition. Due to the acquisition of First Federal, the Company recorded other intangible assets related to noncompete agreements with former First Federal executives and core deposits. The amortization increase of $1.17 million over the prior year is primarily due to the acquisition. Fees and services increased $824,000 primarily due to increased software licensing, investment consulting, information technology consulting, debit card processing and correspondent banking fees. A large portion of the increase in these fees is related to the First Federal acquisition.

Provision for Income Taxes.    Income tax expense increased $847,000 from $2.08 million for the second quarter of 2001 to $2.93 million for the quarter ended June 30, 2002. The effective tax rate for the current quarter was 32.40% compared to 34.00% in the prior year quarter. The decrease in the effective tax rate is mainly due to the purchase and acquisition of cash surrender value life insurance as well as an increase in tax exempt municipal bonds acquired from First Federal.

Comparison of Operating Results for the Six Months Ended June 30, 2002 and 2001

Net Income.    Net income for the six months ended June 30, 2002 was $11.69 million compared to $7.73 million for the first six months of 2001. The results for the six months ended June 30, 2002 include a $10.89 million, or 38.49%, increase in net interest income, primarily due to higher average interest-earning assets and a lower cost of funds, partially offset by higher average interest-bearing liabilities and lower asset yields. Net income was also increased by higher service charge and fee income of $1.44 million, an increase in income from the cash surrender value life insurance of $1.14 million, and an increase in net security gains of $741,000. Net income was decreased by an other than temporary impairment charge for an equity security of $270,000, higher salary and employee benefits of $3.20 million, higher amortization of other intangible assets of $2.33 million, higher fees and services of $1.18 million and higher other expenses of $787,000.

Net Interest Income.    Net interest income increased $10.89 million, or 38.49%, to $39.18 million for the first half of 2002 compared to $28.29 million for the first half of 2001. The increase was primarily a result of higher interest income from an increase in average interest-earning assets. Total interest and dividend income increased $20.36 million, or 40.65%, to $70.45 million for the first half of 2002 from $50.09 million for the first half of 2001. Interest income on loans increased $10.46 million, or 26.33%, to $50.19 million for the six months ended June 30, 2002 compared to $39.73 million for the six months ended June 30, 2001. The increase was due to a $446.17 million increase in the average balance of loans outstanding, the effect of which was partially offset by a 92 basis point decrease in the average yield on such loans. The increase in volume was due to the acquisition of First Federal and the origination of new loans. Interest and dividend income from investment securities, short-term investments and FHLB stock increased $9.91 million, or 95.66%, to $20.27 million for the six months ended June 30, 2002 compared to $10.36 million for the six months ended June 30, 2001 primarily due to investments acquired from First Federal. The increase in interest and dividend income from investment securities, short-term investments and FHLB stock was due to an increase in the average balance of $516.26 million, or 158.49%, to $841.99 million for the six months ended June 30, 2002 as compared to $325.73 million for the six months ended June 30, 2001. Partially offsetting this increase, the yields on investment securities, short-term investments and FHLB stock decreased 157 basis points to 4.92% for the six months ended June 30, 2002 as compared to 6.49% for the six months ended June 30, 2001. The lower yields earned on loans and investments were primarily due to the lower overall interest rate environment as compared to the prior year period.

Interest expense increased $9.47 million, or 43.44%, to $31.27 million for the six months ended June 30, 2002 compared to $21.80 million for the six months ended June 30, 2001. The increase was primarily due to deposits and FHLB advances acquired from First Federal. The increase was due to an increase in average interest-bearing deposit balances of $608.48 million and an increase in average FHLB advances of $363.15 million. This increase was partially offset by a decrease in the overall cost of funds for interest-bearing liabilities of 96 basis points. The cost of funds for the first half of 2002 was 3.04% as compared to 4.00% for the first half of 2001.

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

	For the Six Months Ended June 30,
	2002			2001
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(dollars in thousands)
Interest-earning assets:
Loans(1):
Real estate	$1,187,927	$40,463	6.81%	$803,099	$30,185	7.52%
Consumer	120,186	4,135	6.88	80,300	3,173	7.90
Commercial(5)	170,137	5,614	6.65	148,684	6,407	8.69

Total loans(5)	1,478,250	50,212	6.80	1,032,083	39,765	7.72

Mortgage-backed securities(2)	130,442	4,034	6.19	73,184	2,708	7.40
Collateralized mortgage obligations(2)	237,483	6,201	5.22	—	—	0.00
Investment securities(2)(5):
U.S. Government and agency obligations	164,918	3,605	4.41	74,810	2,593	6.99
Municipal Obligations	23,686	838	7.08	2,903	107	7.37
Corporate securities	54,414	1,772	6.51	51,056	1,972	7.72
Common stock and mutual funds	40,136	779	3.88	35,956	611	3.40
Other investment securities	976	4	0.82	432	—	0.00
Asset-backed securities	100,685	2,335	4.64	28,844	1,071	7.43
Other interest-bearing assets
FHLB stock	30,783	572	3.72	7,085	253	7.14
Short-term investments	58,466	532	1.83	51,464	1,221	4.78

Total interest-earning assets(5)	2,320,239	$70,884	6.12%	1,357,817	$50,301	7.42%

Noninterest-earning assets	133,199			45,893

Total assets	$2,453,438			$1,403,710

Interest-bearing liabilities:
Deposits:
NOW accounts	$209,816	$600	0.58%	$123,350	$439	0.72%
Savings and money market accounts	557,799	4,207	1.52	305,820	3,772	2.49
Certificates of deposit	710,974	13,664	3.88	443,915	12,637	5.74
Escrow deposits	9,926	84	1.71	6,954	102	2.96

Total interest-bearing deposits	1,488,515	18,555	2.51	880,039	16,950	3.88
Short-term borrowed funds	110,311	863	1.58	103,690	1,538	2.99
Advances from FHLB	477,104	11,852	5.01	113,945	3,308	5.85

Total interest-bearing liabilities	2,075,930	$31,270	3.04%	1,097,674	$21,796	4.00%

Noninterest-bearing liabilities	133,482			76,799

Total liabilities	2,209,412			1,174,473
Stockholders’ equity	244,026			229,237

Total liabilities and stockholders’ equity	$2,453,438			$1,403,710

Net interest-earning assets	$244,309			$260,143

Net interest income(5)		$39,614			$28,505

Interest rate spread(3)(5)			3.08%			3.42%
Net interest margin(4)(5)			3.40%			4.18%
Ratio of interest-earning assets to interest-bearing liabilities			111.77%			123.70%
Taxable-equivalent adjustments
Loans		$24			$36
Investment securities		406			177

Total		$430			$213

(1)	Balances are net of undisbursed proceeds of construction loans in process and include nonperforming loans.
(2)	Yields are calculated on amortized cost and exclude the impact of unrealized gains and losses on available for sale securities.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents fully taxable-equivalent net interest income as a percentage of average interest-earning assets.
(5)	Fully taxable-equivalent yields are calculated assuming a 35% federal income tax rate.

Rate/Volume Analysis.    The following table presents the effects of changing rates and volumes on the interest income and interest expense of the Company. The table presents the effects on a fully taxable-equivalent basis using amortized cost as described in footnotes 2, 4 and 5 in the previous section. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate/vol column shows the effects attributable to changes in both rate and volume, which cannot be segregated. The net column represents the sum of the prior columns.

	For the Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001
	Increase (Decrease) Due to
	Rate	Volume	Rate/Vol	Net
	(in thousands)
Interest-earning assets:
Loans:
Real estate	$(2,830)	$14,464	$(1,356)	$10,278
Consumer	(410)	1,576	(204)	962
Commercial	(1,501)	924	(216)	(793)

Total loans	(4,741)	16,964	(1,776)	10,447
Mortgage-backed securities	(445)	2,119	(348)	1,326
Collateralized mortgage obligations	—	6,201	—	6,201
Investment securities	(2,459)	7,770	(2,702)	2,609

Total interest-earning assets	(7,645)	33,054	(4,826)	20,583

Interest-bearing liabilities:
Deposits:
NOW accounts	(87)	308	(60)	161
Savings and money mkt accounts	(1,465)	3,108	(1,208)	435
Certificates of deposit	(4,106)	7,602	(2,469)	1,027
Other	(43)	44	(19)	(18)

Total deposits	(5,701)	11,062	(3,756)	1,605
Short-term borrowed funds	(727)	98	(46)	(675)
Advances from FHLB	(477)	10,543	(1,522)	8,544

Total interest-bearing liabilities	(6,905)	21,703	(5,324)	9,474

Increase in net interest income	$(740)	$11,351	$498	$11,109

Provision for Loan Losses.    The provision for loan losses was $750,000 for each of the six months ended June 30, 2002 and June 30, 2001. The allowance for loan losses was 1.01% of total loans and 173.67% of nonperforming loans at June 30, 2002 compared to 1.06% and 198.31%, respectively, at December 31, 2001.

The Bank’s largest nonperforming asset is a $2.39 million loan secured by real estate. The Bank has been advised by the borrower that it has received a commitment from another lender to refinance the project during the third quarter of 2002. If the pending refinance by the third party institution occurs, the Bank expects to receive full payment of the loan as well as a recovery of approximately $700,000 of previously charged off amounts.

Noninterest Income.    Noninterest income was $9.22 million and $5.89 million for the six months ended June 30, 2002 and 2001, respectively. The increase was primarily due to increased service charge and fee income, an increase in the cash surrender value of life insurance and an increase in gains on sales of securities, net. These increases were partially offset by a charge for an other than temporary impairment of an investment security. Service charges and fees were $5.91 million for the six months ended June 30, 2002 compared to $4.47 million for the six months ended June 30, 2001. Income from service charges and fees increased $633,000 from increased fees on demand deposit accounts, $334,000 from merchant services, $257,000 from increased debit fees and $179,000 from ATM fees. The Bank purchased and also acquired from First Federal cash surrender value life insurance during the second and third quarters of 2001. The Bank earns a competitive tax-exempt yield on these policies. Net security gains increased $741,000 during the six months ended June 30, 2002 as compared to the prior year period as the Company sold various debt and equity securities throughout the first six months of 2002. During the second quarter of 2002, the Bank recorded an other than temporary impairment charge of $270,000 on an equity security it continues to hold. The Bank’s policy is to evaluate all investment securities for other than temporary impairment on a quarterly basis. This equity security has been below the Bank’s carrying value for more than six months and after evaluating all available evidence relating to the security, management deemed the security to be other than temporarily impaired.

Noninterest Expense.    Noninterest expense increased $8.66 million, or 39.89%, from $21.71 million for the six months ended June 30, 2001 to $30.37 million for the six months ended June 30, 2002. Increases in noninterest expense for the first half of 2002 included salaries, employee benefit costs, amortization of other intangible assets, fees and services and other expenses. Salaries increased $1.65 million due mainly to the higher number of employees after the First Federal acquisition. Employee benefit costs increased by $1.55 million from the prior year period. Retirement benefits increased $708,000 primarily due to the First Federal acquisition and valuation and assumption changes for qualified and nonqualified plans. Payroll taxes increased $418,000 primarily due to the January 2, 2002 scheduled vesting of restricted stock previously granted, as well as the higher number of employees after the First Federal acquisition. ESOP expense increased $201,000 mainly due to a higher average stock price. Due to the acquisition of First Federal, the Company recorded other intangible assets related to noncompete agreements with former First Federal executives and core deposit intangibles. The amortization increase of $2.33 million over the prior year is primarily due to the acquisition. Fees and services increased $1.18 million primarily due to increased software licensing, investment consulting, information technology consulting, debit card processing, director and correspondent banking fees. Increases in other expenses included higher costs related to telephone, postage, supplies and insurance. A large portion of the increase in these fees is related to the First Federal acquisition.

Provision for Income Taxes.    Income tax expense increased $1.62 million from $3.98 million for the first half of 2001 to $5.60 million for the six months ended June 30, 2002. The effective tax rate for the current six month period was 32.40% compared to 34.00% in the prior year period. The decrease in the effective tax rate is mainly due to the purchase and acquisition of cash surrender value life insurance as well as an increase in tax exempt municipal bonds acquired from First Federal.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short- term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. Primary sources of funds consist of deposit inflows, loan repayments, maturities, paydowns, sales of collateralized mortgage obligations, investment and mortgage-backed securities and advances from FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are influenced by general interest rates, economic conditions and competition.

The Company’s primary investing activities are (1) originating residential one- to four-family mortgage loans and, to a lesser extent, commercial business and real estate loans, multi-family loans, single-family construction loans, home equity loans and lines of credit and consumer loans and (2) investing in mortgage-backed securities, collateralized mortgage obligations, U.S. Government and agency obligations and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposit growth and Advances from FHLB. During the six months ended June 30, 2002, the Bank’s loan originations, net of repayments, totaled $84.30 million. For the six months ended June 30, 2002, the Company purchased investments in mortgage-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations totaling $224.51 million. The Bank experienced a net increase in total deposits of $25.96 million for the six months ended June 30, 2002. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Company closely monitors its liquidity position on a daily basis. If the Company should require additional funds, additional funds are available through advances from FHLB and through repurchase agreement borrowing facilities.

Outstanding commitments for all loans and unadvanced construction loans and lines of credit totaled $239.49 million at June 30, 2002. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that are scheduled to mature in one year or less from June 30, 2002 totaled $489.33 million. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. Occasionally, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank’s historical experience with deposit retention, management believes that a significant portion of its deposits will remain with the Bank.

SBM must satisfy various regulatory capital requirements administered by the federal banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2002, SBM exceeded all of its regulatory capital requirements with a leverage capital level of $171.65 million, or 7.14% of average assets, which is above the required level of $96.14 million, or 4.00%, and total risk-based capital of $186.98 million, or 11.64% of risk weighted assets, which is above the required level of $128.51 million, or 8.00%. SBM is considered “well capitalized” under regulatory guidelines.

Impact of Inflation and Changing Prices

The condensed consolidated financial statements and related data presented in this report have been prepared in conformity with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike many industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

Impact of New Accounting Standards

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires the Company to test goodwill for impairment by applying an annual fair-value-based test rather than amortizing the goodwill. Recognized intangible assets, such as core deposit intangibles, will continue to be amortized over their useful lives. The Company has evaluated the useful lives as required by SFAS No. 142 and no change was made regarding lives upon adoption. SFAS No. 142 prohibits the amortization of goodwill but requires that it be tested for impairment at least annually at the reporting unit level. The Company tested its $19.97 million of goodwill, related to the 2001 acquisition of First Federal, in accordance with the provisions of SFAS No. 142. As a result of this testing, no impairment charges were recorded.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds SFAS No. 4, “reporting Gains and Losses from Extinguishment of Debt” and an amendment of that statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS No. 145 amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

At June 30, 2002, there have been no material changes in information regarding quantitative and qualitative disclosure about market risk from the information presented as of December 31, 2001 in the Company’s Annual Report on Form 10-K.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.

Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company’s business. The Company is not a party to any pending legal proceedings that it believes would have a material adverse effect on the consolidated financial condition or operations of the Company.

Item 2.     Changes in Securities and Use of Proceeds.

Not applicable.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

a.	An annual meeting of shareholders of the Company was held on May 16, 2002 (the “Annual Meeting”).

b.	Not applicable.

c.
There were 11,249,826 shares of Common Stock of the Company eligible to be voted at the Annual Meeting, and 9,706,106 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

1.    Election of directors for a three-year term.

Director Nominees Elected For Three-Year Term	For	Withheld
Timothy J. Devanney	9,030,267	675,839
Sheila B. Flanagan	9,030,412	675,694
Eric A. Marziali	9,029,937	676,169
William D. O'Neill	9,029,537	676,569

2.    The approval of Connecticut Bancshares, Inc. 2002 Equity Compensation Plan.

For	Against	Abstain	Broker Non-Votes
5,932,470	1,414,152	121,649	2,237,835

3.	The ratification of the appointment of Deloitte & Touche LLP as independent auditors of Connecticut Bancshares, Inc. for the fiscal year ending December 31, 2002.

For	Against	Abstain
9,066,375	593,719	46,012

d.	Not applicable.

Item 5.     Other Information.

None.

Item 6.     Exhibits and Reports on Form 8-K.

(a)	Exhibits

3.1	Certificate of Incorporation of Connecticut Bancshares, Inc.(1)
3.2	Second Amended and Restated Bylaws of Connecticut Bancshares, Inc.(2)
4.0	Stock Certificate of Connecticut Bancshares, Inc.(1)
11.0	Computation of Per Share Earnings (Incorporated by reference in Part I, hereto)
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-90865.
(2)	Incorporated by reference into this document from the Quarterly Report on Form 10-Q dated March 31, 2001 and filed with the Securities and Exchange Commission on May 4, 2001.

(b)	Reports on Form 8-K

A Form 8-K was filed on April 4, 2002, regarding the Company’s announcement that its Board of Directors, upon the recommendation of its Audit Committee, terminated Arthur Andersen LLP who had previously acted as the Company’s independent auditors. The Company engaged Deloitte & Touche LLP as its new independent auditors to audit the consolidated financial statements of the Company for the fiscal year ending December 31, 2002, as well as to perform timely reviews of its quarterly results for fiscal 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONNECTICUT BANCSHARES, INC.

Dated: August 9, 2002	By:	/s/ Richard P. Meduski
Richard P. Meduski President and Chief Executive Officer (principal executive officer)

Dated: August 9, 2002	By:	/s/ MICHAEL J. HARTL
Michael J. Hartl Senior Vice President and Chief Financial Officer (principal financial and accounting officer)