Form 10-Q
period 2002-09-30
CONNECTICUT BANCSHARES INC/DE
filed 2002-11-13
CIK 1097882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No	☐

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: the Issuer had 11,103,542 shares of common stock, par value $0.01 per share, outstanding as of November 12, 2002.

CONNECTICUT BANCSHARES, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
 Item 1.  Financial Statements

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Condition
(Dollars in thousands)

	September 30, 2002	December 31, 2001

	(unaudited)
ASSETS
Cash and cash equivalents	$81,661	$122,624
Securities available for sale, at fair value	759,393	758,534
Loans held for sale	35	746
Loans, net	1,519,998	1,421,143
Federal Home Loan Bank Stock, at cost	30,783	30,783
Premises and equipment, net	18,181	19,348
Accrued interest receivable	12,828	12,933
Other real estate owned	—	84
Cash surrender value of life insurance	43,204	41,396
Current and deferred income taxes	—	1,686
Goodwill	19,488	19,970
Other intangible assets	9,693	12,927
Other assets	6,409	4,250

Total assets	$2,501,673	$2,446,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$1,590,657	$1,590,938
Short-term borrowed funds	119,532	117,180
Mortgagors’ escrow accounts	7,862	10,580
Advances from Federal Home Loan Bank	472,681	465,355
Current and deferred income taxes	38	—
Accrued benefits and other liabilities	57,397	26,997

Total liabilities	2,248,167	2,211,050

Commitments and Contingencies
Stockholders’ equity:
Common stock ($.01 par value; 45,000,000 shares authorized; 11,267,364 and 11,235,608 shares issued at September 30, 2002 and December 31, 2001, respectively)	113	112
Additional paid-in capital	110,217	108,354
Retained earnings	143,693	127,737
ESOP unearned compensation	(7,599)	(8,065)
Restricted stock unearned compensation	(5,196)	(6,395)
Treasury stock, at cost (165,422 shares at September 30, 2002)	(5,522)	—
Accumulated other comprehensive income	17,800	13,631

Total stockholders’ equity	253,506	235,374

Total liabilities and stockholders’ equity	$2,501,673	$2,446,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Dollars in thousands, except for per share data)

	For the Three Months Ended

	September 30, 2002	September 30, 2001

	(unaudited)
Interest and dividend income:
Interest income on loans	$25,354	$21,870
Interest and dividends on investment securities	9,754	7,665

Total interest and dividend income	35,108	29,535

Interest expense:
Interest on deposits	8,452	9,090
Interest on short-term borrowed funds	442	750
Interest on Advances from Federal Home Loan Bank	5,856	3,375

Total interest expense	14,750	13,215

Net interest income	20,358	16,320
Provision for loan losses	375	875

Net interest income after provision for loan losses	19,983	15,445

Noninterest income:
Service charges and fees	3,302	2,430
Income from cash surrender value of life insurance	616	384
Brokerage commission income	468	273
Gains (losses) on sales of securities, net	619	(230)
Other than temporary impairment of investment securities	(410)	(3,916)
Gains on mortgage loan sales, net	41	76
Other	119	104

Total noninterest income (loss)	4,755	(879)

Noninterest expense:
Salaries	5,342	4,444
Employee benefits	2,745	2,217
Fees and services	1,732	1,336
Amortization of other intangible assets	985	503
Occupancy, net	961	815
Furniture and equipment	942	784
Marketing	475	440
Foreclosed real estate expense	88	44
Net gains on sales of repossessed assets	(8)	(21)
Director and employee retirement expenses	—	1,419
Relocation and branch closing costs	—	872
Other operating expenses	1,417	1,671

Total noninterest expense	14,679	14,524

Income before provision for income taxes	10,059	42
Provision for income taxes	3,320	—

Net income	$6,739	$42

Earnings per share:
Basic	$0.66	$—
Diluted	$0.62	$—
Weighted average shares outstanding:
Basic	10,134,565	10,031,410
Diluted	10,814,817	10,647,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Dollars in thousands, except for per share data)

	For the Nine Months Ended

	September 30, 2002	September 30, 2001

	(unaudited)
Interest and dividend income:
Interest income on loans	$75,541	$61,599
Interest and dividends on investment securities	30,020	18,023

Total interest and dividend income	105,561	79,622

Interest expense:
Interest on deposits	27,007	26,039
Interest on short-term borrowed funds	1,304	2,288
Interest on Advances from Federal Home Loan Bank	17,708	6,683

Total interest expense	46,019	35,010

Net interest income	59,542	44,612
Provision for loan losses	1,125	1,625

Net interest income after provision for loan losses	58,417	42,987

Noninterest income:
Service charges and fees	9,211	6,903
Income from cash surrender value of life insurance	1,808	433
Brokerage commission income	1,286	821
Gains on sales of securities, net	1,671	81
Other than temporary impairment of investment securities	(680)	(3,916)
Gains on mortgage loan sales, net	190	290
Other	488	395

Total noninterest income	13,974	5,007

Noninterest expense:
Salaries	15,016	12,464
Employee benefits	8,536	6,456
Fees and services	5,578	4,003
Amortization of other intangible assets	3,535	719
Occupancy, net	2,978	2,397
Furniture and equipment	2,914	2,278
Marketing	1,567	1,320
Foreclosed real estate expense	179	111
Net gains on sales of repossessed assets	(16)	(27)
Director and employee retirement expenses	—	1,419
Relocation and branch closing costs	—	872
Other operating expenses	4,759	4,226

Total noninterest expense	45,046	36,238

Income before provision for income taxes	27,345	11,756
Provision for income taxes	8,920	3,983

Net income	$18,425	$7,773

Earnings per share:
Basic	$1.82	$0.77
Diluted	$1.71	$0.73
Weighted average shares outstanding:
Basic	10,137,470	10,121,549
Diluted	10,802,544	10,705,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2002 and 2001 (unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	ESOP Unearned Compen- sation	Restricted Stock Unearned Compen- sation	Treasury Stock	Accumulated Other Comprehensive Income	Total

	Shares	Amount

BALANCE, January 1, 2002	11,235,608	$112	$108,354	$127,737	$(8,065)	$(6,395)	$—	$13,631	$235,374
Change in ESOP unearned compensation	—	—	922	—	466	—	—	—	1,388
Exercise of stock options, including tax benefits	31,756	1	690	—	—	—	—	—	691
Accelerated vesting of stock options	—	—	7	—	—	—	—	—	7
Tax benefits from vesting of restricted stock awards	—	—	244	—	—	—	—	—	244
Dividends declared ($0.27 per share)	—	—	—	(2,821)	—	—	—	—	(2,821)
Treasury stock purchased	(165,422)	—	—	—	—	—	(5,522)	—	(5,522)
Change in restricted stock unearned compensation	—	—	—	—	—	1,199	—	—	1,199
Other	—	—	—	352	—	—	—	—	352
Comprehensive income:
Net income	—	—	—	18,425	—	—	—	—	18,425
Change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	—	—	—	4,169	4,169

Total comprehensive income	—	—	—	18,425	—	—	—	4,169	22,594

BALANCE, September 30, 2002	11,101,942	$113	$110,217	$143,693	$(7,599)	$(5,196)	$(5,522)	$17,800	$253,506

BALANCE, January 1, 2001	11,232,000	$112	$108,257	$119,691	$(8,685)	$—	$—	$13,164	$232,539
Granting of restricted stock awards	460,512	5	8,470	—	—	(8,199)	—	—	276
Funding of trustee repurchase of restricted stock	(460,512)	(5)	(9,615)	—	—	—	—	—	(9,620)
Change in ESOP unearned compensation	—	—	539	—	465	—	—	—	1,004
Change in restricted stock unearned compensation	—	—	—	—	—	1,230	—	—	1,230
Granting of stock options to former Chairman of the Board	—	—	266	—	—	—	—	—	266
Accelerated vesting of restricted stock	—	—	40	—	—	174	—	—	214
Accelerated vesting of stock options	—	—	120	—	—	—	—	—	120
Dividends declared ($0.29 per share)	—	—	—	(3,257)	—	—	—	—	(3,257)
Comprehensive income:
Net income	—	—	—	7,773	—	—	—	—	7,773
Change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	—	—	—	1,302	1,302

Total comprehensive income	—	—	—	7,773	—	—	—	1,302	9,075

BALANCE, September 30, 2001	11,232,000	$112	$108,077	$124,207	$(8,220)	$(6,795)	$—	$14,466	$231,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(In thousands)

	For the Nine Months Ended

	September 30, 2002	September 30, 2001

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,425	$7,773
Adjustments to reconcile net income to net cash provided by operating activities, excluding effects of acquisition:
Provision for loan losses	1,125	1,625
Depreciation	2,388	1,887
Amortization/accretion -
Other intangible assets	3,535	719
Premium (discount) on loans and bonds	4,037	(250)
Amortization/accretion of fair market adjustment from First Federal Savings and Loan Association of East Hartford (“First Federal”) acquisition -
Loans	981	128
Time deposits	(1,773)	(349)
Advances from Federal Home Loan Bank	(2,569)	(281)
Amortization of mortgage servicing rights	412	345
Net gains on sales of other real estate owned	(16)	(27)
Net loss on disposal of fixed assets	145	9
Gains on sales of securities, net	(1,671)	(81)
Other than temporary impairment of securities	680	3,916
Gains on mortgage loan sales, net	(190)	(290)
Deferred income tax provision (benefit)	98	(3,370)
Granting of restricted stock to former Chairman of the Board	—	276
Granting of stock options to former Chairman of the Board	—	266
Accelerated vesting of restricted stock	—	214
Accelerated vesting of stock options	7	120
Employee retirement expenses	—	508
ESOP compensation expense	1,388	1,004
Change in restricted stock unearned compensation	1,199	1,230
Relocation and branch closing costs	—	872
Income from cash surrender value life insurance	(1,808)	(433)
Changes in operating assets and liabilities, net of amounts acquired-
Accrued interest receivable	105	198
Other assets	(2,483)	(3,207)
Other liabilities	(9)	2,056

Net cash provided by operating activities	24,006	14,858

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations and purchases, net of repayments	(104,288)	(94,803)
Proceeds from sales of loans	4,137	4,916
Proceeds from maturities and calls of available for sale securities	11,011	26,606
Proceeds from sales of available for sale securities	160,149	47,295
Purchases of available for sale securities	(229,470)	(57,383)
Purchases of Federal Home Loan Bank stock	—	(4,846)
Proceeds from principal payments of mortgage-backed securities and collateralized mortgage obligations	91,710	40,301
Acquisition of First Federal, net of cash acquired	—	(4,389)
Proceeds from sales of other real estate owned	212	305
Purchase of life insurance	—	(20,000)
Proceeds from sales of premises and equipment	1,628	—
Purchases of premises and equipment	(2,994)	(3,362)
Other investing activities	(301)	—

Net cash used in investing activities	(68,206)	(65,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Funding of trustee purchases of restricted stock	—	(9,620)
Purchase of treasury stock	(5,522)	—
Proceeds from exercise of stock options	559	—
Dividends paid	(2,821)	(2,021)
Net increase in savings, money market, NOW and demand deposits	74,173	48,319
Net decrease in certificates of deposit	(72,681)	(30,043)
Net increase in short-term borrowed funds	2,352	13,340
Net decrease in mortgagors’ escrow accounts	(2,718)	(3,558)
Net increase in advances from Federal Home Loan Bank	9,895	19,992

Net cash provided by financing activities	3,237	36,409

Net decrease in cash and cash equivalents	(40,963)	(14,093)
CASH AND CASH EQUIVALENTS, beginning of period	122,624	64,797

CASH AND CASH EQUIVALENTS, end of period	$81,661	$50,704

SUPPLEMENTAL INFORMATION:
Cash paid for -
Interest	$46,126	$34,902
Income taxes, net	8,236	7,350
Non-cash transactions -
Transfers from loans to other real estate owned	91	220
Dividends declared not paid	—	1,236

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of financial statements presentation

The accompanying condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. Such adjustments are the only adjustments contained in the accompanying condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for Connecticut Bancshares, Inc. (“CTBS”) and subsidiary included in CTBS’ Form 10-K for the year ended December 31, 2001. The results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

On July 31, 2002, CTBS declared a quarterly cash dividend of $0.14 per share on outstanding shares of its common stock.  The dividend was paid on August 28, 2002 to stockholders of record as of the close of business on August 14, 2002.  This is the third time the Company has increased its quarterly dividend in the past year.

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

	For the Three Months Ended		For the Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net income	$6,739	$42	$18,425	$7,773

Weighted average shares outstanding:
Weighted average shares outstanding	10,878,264	10,835,014	10,895,998	10,939,981
Less: unearned ESOP shares	(743,699)	(803,604)	(758,528)	(818,432)

Basic	10,134,565	10,031,410	10,137,470	10,121,549

Dilutive impact of:
Stock options	373,407	216,856	335,986	165,750
Restricted stock	306,845	399,672	329,088	418,299

Diluted	10,814,817	10,647,938	10,802,544	10,705,598

Earnings per share:
Basic	$0.66	$—	$1.82	$0.77
Diluted	$0.62	$—	$1.71	$0.73

During the three and nine months ended September 30, 2002 and 2001 there were no stock options that were excluded from the computation of earnings per share as no stock options were antidilutive during these periods.

Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130 “Reporting Comprehensive Income” establishes standards for separately reporting comprehensive income and its components. Components of comprehensive income represent changes in equity resulting from transactions and other events and circumstances from non-owner sources. A reconciliation of other comprehensive income for the nine months ended September 30, 2002 and 2001 was as follows (in thousands):

	2002	2001

Unrealized gains on securities:
Change in unrealized holding gains arising during the period, net of tax	$4,813	$(1,191)
Reclassification adjustment for gains (losses) and other than temporary impairments included in net income, net of tax	(644)	2,493

Other comprehensive income	$4,169	$1,302

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires the Company to test goodwill for impairment by applying an annual fair-value-based test rather than amortizing the goodwill. Recognized intangible assets, such as core deposit intangibles, will continue to be amortized over their useful lives. The Company evaluated the useful lives as required by SFAS No. 142, and no change was made regarding lives upon adoption. SFAS No. 142 prohibits the amortization of goodwill but requires that it be tested for impairment at least annually at the reporting unit level.  As of June 30, 2002 the Company completed its initial assessment of the goodwill recorded in conjunction with the 2001 acquisition of First Federal Savings and Loan Association of East Hartford (“First Federal”), in accordance with the provisions of SFAS No. 142 and as of September 30, 2002, the Company completed its annual assessment of goodwill. No impairment charges were recorded as a result of the initial or first annual assessment.  The Company will perform its annual assessment of impairment on September 30 of each subsequent year. See Note (5) for further information on intangible assets.

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

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”

which is effective October 1, 2002. SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or Similar Association is Acquired in a Business Combination Accounted for by the Purchase Method” and requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. In addition, SFAS No. 147 amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to include in its scope long-term customer relationship intangible assets of financial institutions. The adoption of SFAS No. 147 on October 1, 2002 had no effect on the Company’s condensed consolidated financial statements.

(3)	LOANS

Loans are summarized as follows:

	September 30, 2002	December 31, 2001

	(in thousands)
One- to four-family mortgages	$893,037	$841,895
Construction mortgages	83,531	76,551
Commercial and multi-family mortgages	261,593	231,644
Commercial business loans	176,080	166,314
Installment loans	121,101	119,967

Total loans	1,535,342	1,436,371
Less: Allowance for loan losses	(15,344)	(15,228)

Total loans, net	$1,519,998	$1,421,143

A summary of the allowance for loan losses is as follows:

	For the Nine Months Ended September 30, 2002	For the Year Ended December 31, 2001

	(in thousands)
Balance, beginning of period	$15,228	$11,694
Acquisition of First Federal	—	2,174
Provision for loan losses	1,125	2,000
Loans charged off	(1,261)	(1,131)
Recoveries	252	491

Balance, end of period	$15,344	$15,228

(4)	DEPOSITS

Deposits were as follows:

	September 30, 2002	December 31, 2001

	(in thousands)
Certificates of deposit:
Original maturity of less than one year	$128,279	$145,200
Original maturity of one year or more	452,115	498,341
Time certificates in denominations of $100,000 or more	82,103	93,410

Total certificates of deposit	662,497	736,951

Savings accounts	380,630	357,512
Money market accounts	211,984	171,207
NOW accounts	213,564	214,825
Demand deposits	121,982	110,443

Total deposits	$1,590,657	$1,590,938

(5)	INTANGIBLE ASSETS

	September 30, 2002	December 31, 2001

	(in thousands)
Intangible assets subject to amortization:
Core deposit intangible	$7,648	$8,477
Branch premiums	1,212	1,535
Noncompete agreements	—	2,366
Other	284	—

Total	9,144	12,378

Intangible assets not subject to amortization:
Goodwill	19,488	19,970
Minimum pension liability	549	549

Total	20,037	20,519

Total intangible assets	$29,181	$32,897

September 30, 2002

(in thousands)
Accumulated net amortization for intangible assets subject to amortization:
Core deposit intangible	$1,198
Branch premiums	3,101
Other	16

Total	$4,315

	For the Nine Months Ended September 30, 2002	For the Nine Months Ended September 30, 2001

	(in thousands)
Amortization expense:
Noncompete agreements	$2,366	$296
Core deposit intangible	829	99
Branch premiums	324	324
Other	16	—

Total	$3,535	$719

For the five years ending December 31, the estimated aggregate annual amortization expense is as follows:

(in thousands)

2002	$3,928
2003	1,576
2004	1,576
2005	1,338
2006	1,169

During the nine months ended September 30, 2002, there was no goodwill acquired, no impairment losses recognized and no goodwill included in the gain or loss on disposal of a reporting unit. During the quarter ended September 30, 2002, the Bank finalized its allocation of the purchase price for the

First Federal acquisition which resulted in a $482,000 reduction in goodwill and income taxes payable. The adjustment primarily represented a reduction in tax reserves as of the acquisition date.

(6)	OTHER THAN TEMPORARY IMPAIRMENT OF SECURITIES

On a quarterly basis, the Company reviews available for sale investment securities with unrealized depreciation for six consecutive months as well as other securities with circumstances warranting review to assess whether the decline in fair value is temporary or other than temporary.  The Company judges whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons.  Once the estimated reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. In accordance with this policy, during the three months ended September 30, 2002 the Bank recorded an other than temporary impairment charge for two equity securities for a total of $410,000.  For the nine months ended September 30, 2002 and 2001, the Bank has recorded other than temporary impairment charges of $680,000 and $3.92 million, respectively.

The charges were computed using the closing price of the securities as of the respective impairment date. All of the securities impaired are publicly traded. There were no material unrecognized impairment losses as of September 30, 2002 and 2001.

(7)	SUBSEQUENT EVENT

On October 21, 2002, the Company awarded 168,750 restricted shares of common stock to various employees and non-employee directors of the Company in accordance with the Connecticut Bancshares, Inc. 2002 Equity Compensation Plan (the “Stock Plan”) which was approved at the annual meeting of stockholders on May 16, 2002. The award represents 100% of the restricted shares available in the Stock Plan. The shares were awarded with a vesting schedule of five years, with 20% of the shares vesting each year to the recipient. The first 20% installment will vest on October 21, 2003. The closing market price of the Company’s common stock on the date of the award was $37.50. The Company is amortizing the unearned restricted stock compensation on a straight-line basis over the vesting period.

It em 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations for the three and nine months ended September 30, 2002 and 2001, and should be read in conjunction with the Company’s condensed consolidated financial statements and the notes thereto, appearing elsewhere herein.

Forward Looking Statements

This Form 10-Q contains forward looking statements that are based on assumptions and describe future plans, strategies and expectations of the Company.  These forward looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the US Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Subject to applicable laws and regulations, the Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions which may be made to any forward looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.  Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s Form 10-K filing for the year ended December 31, 2001.

Acquisition of First Federal

On August 31, 2001, the Bank completed its acquisition of First Federal in a transaction accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of First Federal are reflected in the Company’s condensed consolidated balance sheets at September 30, 2002 and 2001, and the results of operations of First Federal for the three and nine months ended September 30, 2002 are included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2002, as required by the purchase method of accounting. The results of operations of First Federal prior to August 31, 2001 are not included in the condensed consolidated statements of operations for three and nine months ended September 30, 2001.

General

The Company’s results of operations depend primarily on net interest income, which represents the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. The Bank generates noninterest income primarily from fees charged on customers’ accounts and fees earned on activities such as investment services provided through a third party registered broker-dealer. The Bank’s noninterest expenses primarily consist of employee compensation and benefits, occupancy expense, marketing and other operating expenses. The Company’s results of operations are also affected by general economic and competitive conditions, notably changes in market interest rates, government policies and regulations. The Bank exceeded all of its regulatory capital requirements at September 30, 2002.

Comparison of Financial Condition at September 30, 2002 and December 31, 2001

Total assets increased $55.25 million, or 2.26%, to $2.50 billion at September 30, 2002 as compared to $2.45 billion at December 31, 2001. The increase in assets was mainly attributable to a $98.86 million increase in net loans partially offset by a $40.96 million decrease in cash and cash equivalents. The increase in loans was primarily due to a $51.14 million increase in one- to four-family mortgages, a $29.95 million increase in commercial and multi-family mortgages and a $9.77 million increase in commercial business loans. Cash and cash equivalents decreased as the Company used funds from December 2001 security sales, which had been temporarily invested in short-term investments. The growth in assets was primarily funded by an increase in stockholders’ equity of $18.14 million, primarily due to net income for the first nine months of 2002 and an increase in advances from the Federal Home Loan Bank of Boston (“FHLB”) of $7.32 million. Additionally, accrued benefits and other liabilities increased $30.40 million during the first nine months of 2002 primarily due to the purchase of a mortgage-backed security of $30.89 million which settled on October 24, 2002. The security purchase is included in securities available for sale, at fair value. The purchase price is included in other liabilities as of September 30, 2002. The Bank paid for the security in October 2002 using available funds currently invested in short-term investments.

The following table presents the amortized cost and fair value of the Company’s investment securities, by type, at the dates indicated:

	At September 30, 2002		At December 31, 2001

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in thousands)
Debt securities available for sale:
Asset-backed securities	$103,590	$105,968	$23,907	$25,208
U.S. Government and agency obligations	168,144	176,990	180,106	183,813
Municipal obligations	23,497	24,448	23,717	23,194
Debt mutual funds	9,185	9,203	23,872	23,886
Corporate securities	63,141	65,905	53,138	55,420

Total	367,557	382,514	304,740	311,521

Equity securities available for sale:
Marketable equity securities	20,000	23,085	26,349	37,670
Other equity securities	1,225	1,225	992	992

Total	21,225	24,310	27,341	38,662

Total debt and equity securities	388,782	406,824	332,081	350,183
Collateralized mortgage obligations	208,068	213,567	257,581	258,601
Mortgage-backed securities	135,158	139,002	147,901	149,750

Total available for sale securities	$732,008	$759,393	$737,563	$758,534

Available for sale securities increased $859,000, or 0.11%, from a fair value of $758.53 million at December 31, 2001 to a fair value of $759.39 million at September 30, 2002. The Company had proceeds from sales of $160.15 million (including net gains of $1.67 million), maturities and calls of $11.01 million and principal payments of $91.71 million of securities during the nine months ended September 30, 2002.  The Company also experienced an increase in unrealized gains on securities of $6.41 million.  Securities purchased totaled $229.47 million during the nine months ended September 30, 2002.

Net loans increased $98.86 million, or 6.96%, from $1.42 billion at December 31, 2001 to $1.52 billion at September 30, 2002.  Residential mortgages (including residential construction mortgages) increased $48.79 million, or 5.65%, from $864.07 million to $912.86 million due to continuing loan demand mainly due to refinancing activity in a low interest rate environment. Commercial real estate, commercial construction and business loans increased $49.05 million, or 10.84%, from $452.33 million at December 31, 2001, to $501.38 million at September 30, 2002, primarily due to an increase in commercial mortgage originations. As of September 30, 2002, commercial loans represented 32.66% of the Bank’s loan portfolio.

Deposits totaled $1.59 billion at September 30, 2002, a decrease of $281,000 or 0.02%, compared to $1.59 billion at December 31, 2001. Savings and money market accounts increased $63.89 million, or 12.08%, from $528.72 million at December 31, 2001 to $592.61 million at September 30, 2002. Checking accounts also increased during the nine-month period from $325.27 million at December 31, 2001 to $335.54 million at September 30, 2002. Offsetting these increases was a decrease in certificates of deposit of $74.45 million from $736.95 million at December 31, 2001 to $662.50 million at September 30, 2002. With certificate of deposit rates at a relatively low level, retail depositors may be holding their funds in savings, money market and checking accounts until interest rates rise. In addition, the Bank offers a short-term transactional repurchase agreement (repo) account to commercial businesses and retail customers. These repo accounts are shown as short-term borrowed funds in the accompanying condensed consolidated statements of condition. Short-term borrowed funds increased $2.35 million, or 2.01%, from $117.18 million to $119.53 million during the first nine months of 2002. Advances from the FHLB increased $7.32 million, or 1.57%, from $465.36 million to $472.68 million during the first nine months of 2002.

Nonperforming assets totaled $9.84 million at September 30, 2002, compared to $7.76 million at December 31, 2001, an increase of $2.08 million, or 26.80%. At September 30, 2002 the Bank’s largest nonperforming asset was a $2.39 million loan secured by real estate. On October 24, 2002, the Bank received $3.23 million to payoff this loan, representing payment of the remaining book balance, a recovery of $700,000 which was recorded as an increase in the allowance for loan losses and interest income of $136,000 not previously accrued. This loan had been on nonaccrual status since 1999.  The payoff, recovery to the allowance for loan losses and unaccrued interest income were recorded during October 2002. The $2.08 million increase in nonperforming loans from year-end was primarily due to increases in commercial mortgage and business loans which are 90 days past due and still accruing. Other real estate owned declined $84,000, or 100.00%, from $84,000 to $0 during the first nine months of 2002 due to the sale of four residential properties, partially offset by the foreclosure of three residential properties.

The following table sets forth information regarding nonperforming loans and other real estate owned:

	September 30, 2002	December 31, 2001

	(in thousands)
Nonperforming loans:
Loans past due 90 days and still accruing:
One- to four- family mortgages	$670	$727
Commercial and multifamily mortgages	605	—
Commercial business	1,394	217
Installment	228	160

Total loans past due 90 days and still accruing	2,897	1,104

Loans on nonaccrual:
One- to four- family mortgages	393	545
Construction mortgages	2,393	2,601
Commercial and multifamily mortgages	393	—
Commercial business	3,763	3,045
Installment	5	384

Total loans on nonaccrual	6,947	6,575

Total nonperforming loans	9,844	7,679
Other real estate owned	—	84

Total nonperforming assets	$9,844	$7,763

Total nonperforming loans as a percentage of gross loans	0.64%	0.53%

Total nonperforming assets as a percentage of total assets	0.39%	0.32%

The allowance for loan losses was $15.34 million at September 30, 2002, an increase of $116,000 from the $15.23 million recorded at December 31, 2001.  The allowance for loan losses as a percentage of gross loans was 1.00% at September 30, 2002 as compared to 1.06% at December 31, 2001.  The allowance for loan losses as a percentage of nonperforming loans was 155.87% at September 30, 2002 as compared to 198.31% at December 31, 2001. On October 24, 2002, the Bank received a payoff on the Bank’s largest nonperforming asset which resulted in a recovery of $700,000 to the allowance for loan losses.  This recovery was recorded in October 2002.

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

Due to the inherent imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank’s analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and maintains an unallocated allowance for loan losses. The amount of the unallocated allowance was $2.00 million at September 30, 2002 as compared to $3.05 million at December 31, 2001. As a percentage of the allowance for loan losses, the unallocated was 13.04% of the total allowance for loan losses at September 30, 2002 and 20.03% of the total allowance for loan losses at December 31, 2001. Although the unallocated reserve as a percentage of the total allowance has declined, management believes the unallocated and total reserves are adequate based on the overall economic outlook and delinquency trends within the Bank’s portfolio. See paragraph below concerning recovery on October 24, 2002.

At September 30, 2002, the Bank’s largest nonperforming asset was a $2.39 million loan secured by real estate. On October 24, 2002, the Bank received $3.23 million to payoff this loan, representing payment of the remaining book balance, a recovery of $700,000 which was recorded as an increase in the allowance for loan losses and interest income of $136,000 not previously accrued. This loan had been on nonaccrual status since 1999.  The payoff, recovery to the allowance for loan losses and unaccrued interest income were recorded during October 2002.

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

Other assets increased $2.16 million from $4.25 million at December 31, 2001 to $6.41 million at September 30, 2002.  The increase was primarily due to the funding of an executive retirement plan during the third quarter of 2002.  The accrued expenses related to the plan have been recorded in accordance with accounting principles generally accepted in the United States of America, however the plan was unfunded prior to the current quarter.

Total stockholders’ equity increased $18.14 million, or 7.71%, to $253.51 million at September 30, 2002 compared to $235.37 million on December 31, 2001.  The increase is due primarily to net income of $18.43 million for the nine months ended September 30, 2002 and an increase in accumulated other comprehensive income, primarily due to the increase in unrealized gains on debt securities.  This increase was partially offset by the repurchase of the Company’s common stock during the third quarter of 2002. The Company repurchased 156,500 shares of its common stock during the third quarter of 2002 and has repurchased 165,422 shares of its common stock during the nine months ended September 30, 2002 at a weighted average price of $33.38 per share, for a total of $5.52 million.

Comparison of Operating Results for the Three Months Ended September 30, 2002 and 2001

Net Income. Net income for the quarter ended September 30, 2002 was $6.74 million compared to $42,000 for the third quarter of 2001. During the third quarter of 2002, the Company recorded a $410,000 ($266,500, net of tax) charge for other than temporary impairment of investment securities. During the third quarter of 2001, the Company recorded a $3.92 million ($2.54 million, net of tax) charge for other than temporary impairment of investment securities. In addition, during the third quarter of 2001 the Company recorded charges totaling $2.29 million ($1.49 million, net of tax) that are nonrecurring in nature.  These charges included $1.42 million of director and employee retirement expenses and $872,000 of relocation and branch closing costs resulting from the 2001 acquisition of First Federal.

The results for the quarter ended September 30, 2002 include a $4.04 million, or 24.75%, increase in net interest income, primarily due to higher average interest-earning assets and a lower cost of funds, partially offset by higher average interest-bearing liabilities and lower asset yields. Net income also increased from a decrease in the provision for loan losses of $500,000, an increase in service charge and fee income of $872,000, an increase in net security gains of $849,000, an increase in income from the cash surrender value life insurance of $232,000 and an increase in brokerage commission income of $195,000.  Net income decreased due to higher salary and employee benefits of $1.43 million, higher amortization of intangible assets of $482,000 and higher fees and services of $396,000.

Net Interest Income. Net interest income increased $4.04 million, or 24.75%, to $20.36 million for the third quarter of 2002 compared to $16.32 million for the third quarter of 2001. The increase was primarily due to higher average interest-earning assets and a lower cost of funds, partially offset by higher average interest-bearing liabilities and lower asset yields. Total interest and dividend income increased $5.57 million, or 18.86%, to $35.11 million for the third quarter of 2002 from $29.54 million for the third quarter of 2001. Interest income on loans increased $3.48 million, or 15.91%, to $25.35 million for the three months ended September 30, 2002 compared to $21.87 million for the three months ended September 30, 2001. The increase was due to a $355.60 million increase in the average balance of loans outstanding, the effect of which was partially offset by a 83 basis point decrease in the average yield on such loans. The increase in volume was due to the acquisition of First Federal on August 31, 2001 and the origination of new loans. Interest and dividend income from investment securities, short-term investments and FHLB stock increased $2.08 million, or 27.12%, to $9.75 million for the three months ended September 30, 2002 compared to $7.67 million for the three months ended September 30, 2001 primarily due to investments acquired from First Federal. The increase in interest and dividend income from investment securities, short-term investments and FHLB stock was due to an increase in the average balance of $253.52 million, or 46.21%, to $802.19 million for the quarter ended September 30, 2002 as compared to $548.67 million for the quarter ended September 30, 2001. Partially offsetting this increase, the yields on investment securities, short-term investments and FHLB stock decreased 72 basis points to 4.95% for the quarter ended September 30, 2002 as compared to 5.67% for the quarter ended September 30, 2001.  The lower yields earned on loans and investments were primarily due to the lower overall interest rate environment as compared to the prior year.

Interest expense increased $1.53 million, or 11.57%, to $14.75 million for the three months ended September 30, 2002 compared to $13.22 million for the quarter ended September 30, 2001.  The increase was primarily due to an increase in average interest-bearing deposit balances of $394.98 million and an increase in average FHLB advances of $202.74 million acquired from First Federal.  This increase was partially offset by a decrease in the overall cost of funds for interest-bearing liabilities of 76 basis points.  The cost of funds for the third quarter of 2002 was 2.83% as compared to 3.59% for the third quarter of 2001.

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

	For the Three Months Ended September 30,

	2002			2001

	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate

	(dollars in thousands)
Interest-earning assets:
Loans (1):
Real estate	$1,229,096	$20,500	6.67%	$923,229	$16,748	7.26%
Consumer	120,816	1,985	6.57	96,589	1,868	7.74
Commercial (5)	175,987	2,878	6.49	150,482	3,268	8.62

Total loans (5)	1,525,899	25,363	6.64	1,170,300	21,884	7.47

Mortgage-backed securities (2)	109,458	1,715	6.27	106,945	1,737	6.50
Collateralized mortgage obligations (2)	212,984	2,876	5.40	120,191	1,754	5.84
Investment securities (2) (5):
U.S. Government and agency obligations	168,291	1,969	4.64	93,747	1,363	5.77
Municipal obligations	23,580	419	7.11	9,724	181	7.45
Corporate securities	62,363	930	5.97	50,587	912	7.21
Common stock and mutual funds	30,594	309	4.04	43,063	422	3.92
Other investment securities	1,066	2	0.75	868	1	0.46
Asset-backed securities	107,042	1,187	4.44	26,673	484	7.26
Other interest-bearing assets
FHLB stock	30,783	291	3.78	15,689	221	5.63
Short-term investments	56,024	251	1.78	81,187	725	3.54

Total interest-earning assets (5)	2,328,084	$35,312	6.06%	1,718,974	$29,684	6.90%

Noninterest-earning assets	137,681			86,482

Total assets	$2,465,765			$1,805,456

Interest-bearing liabilities:
Deposits:
NOW accounts	$209,424	$298	0.56%	$150,315	$314	0.83%
Savings and money market accounts	584,741	2,000	1.36	390,944	2,161	2.19
Certificates of deposit	673,542	6,121	3.61	533,881	6,575	4.89
Escrow deposits	7,801	33	1.68	5,393	40	2.94

Total interest-bearing deposits	1,475,508	8,452	2.27	1,080,533	9,090	3.34
Short-term borrowed funds	119,477	442	1.47	113,707	750	2.62
Advances from FHLB	470,943	5,856	4.93	268,204	3,375	4.99

Total interest-bearing liabilities	2,065,928	$14,750	2.83%	1,462,444	$13,215	3.59%

Noninterest-bearing liabilities	145,783			111,284

Total liabilities	2,211,711			1,573,728
Stockholders’ equity	254,054			231,728

Total liabilities and stockholders’ equity	$2,465,765			$1,805,456

Net interest-earning assets	$262,156			$256,530

Net interest income (5)		$20,562			$16,469

Interest rate spread (3) (5)			3.23%			3.31%
Net interest margin (4) (5)			3.55%			3.85%
Ratio of interest-earning assets to interest-bearing liabilities			112.69%			117.54%
Taxable-equivalent adjustments
Loans		$9			$14
Investment securities		195			135

Total		$204			$149

(1)	Balances are net of undisbursed proceeds of construction loans in process and include nonperforming loans.
(2)	Yields are calculated on amortized cost and exclude the impact of unrealized gains and losses on available for sale securities.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents fully taxable-equivalent net interest income as a percentage of average interest-earning assets.
(5)	Fully taxable-equivalent yields are calculated assuming a 35% federal income tax rate.

Rate/Volume Analysis.The following table presents the effects of changing rates and volumes on the interest income and interest expense of the Company. The table presents the effects on a fully taxable-equivalent basis using amortized cost as described in footnotes 2, 4 and 5 in the previous section.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate/vol column shows the effects attributable to changes in both rate and volume, which cannot be segregated.  The net column represents the sum of the prior columns.

	For the Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

	Increase (Decrease) Due to

	Rate	Volume	Rate/Vol	Net

		(in thousands)
Interest-earning assets:
Loans:
Real estate	$(1,350)	$5,549	$(447)	$3,752
Consumer	(281)	469	(71)	117
Commercial	(807)	554	(137)	(390)

Total loans	(2,438)	6,572	(655)	3,479
Mortgage-backed securities	(61)	41	(2)	(22)
Collateralized mortgage obligations	(131)	1,354	(101)	1,122
Investment securities	(1,041)	2,878	(788)	1,049

Total interest-earning assets	(3,671)	10,845	(1,546)	5,628

Interest-bearing liabilities:
Deposits:
NOW accounts	(100)	123	(39)	(16)
Savings and money market accounts	(824)	1,071	(408)	(161)
Certificates of deposit	(1,723)	1,720	(451)	(454)
Other	(17)	18	(8)	(7)

Total deposits	(2,664)	2,932	(906)	(638)
Short-term borrowed funds	(329)	38	(17)	(308)
Advances from FHLB	(40)	2,551	(30)	2,481

Total interest-bearing liabilities	(3,033)	5,521	(953)	1,535

Increase in net interest income	$(638)	$5,324	$(593)	$4,093

Provision for Loan Losses. The provision for loan losses was $375,000 for the quarter ended September 30, 2002 compared to $875,000 for the quarter ended September 30, 2001. In the third quarter of 2001 the Bank recorded an additional provision for loan losses due to the recent acquisition of First Federal and for the effect on the loan portfolio of the deterioration in the economy due to the events of September 11, 2001. The allowance for loan losses was 1.00% of total loans and 155.87% of nonperforming loans at September 30, 2002 compared to 1.06% and 198.31%, respectively, at December 31, 2001.

At September 30, 2002, the Bank’s largest nonperforming asset was a $2.39 million loan secured by real estate. On October 24, 2002, the Bank received $3.23 million to payoff this loan, representing payment of the remaining book balance, a recovery of $700,000 which was recorded as an increase in the allowance for loan losses and interest income of $136,000 not previously accrued. This loan had been on nonaccrual status since 1999.  The payoff, recovery to the allowance for loan losses and unaccrued interest income were recorded during October 2002.

Noninterest Income.  Noninterest income was $4.76 million for the three months ended September 30, 2002 as compared to a loss of $879,000 for the three months ended September 30, 2001. The increase was primarily due to lower charges for other than temporary impairment of investment securities, higher service charges and fees, an increase in net gains on sales of securities, an increase in the cash surrender value of life insurance and higher brokerage commission income. In the third quarter of 2002, the Bank recognized other than temporary impairment charges for two equity securities totaling $410,000, while during the third quarter of 2001 the Bank recognized other than temporary impairment charges for eighteen equity securities totaling $3.92 million. The charges were computed using the closing price of the securities as of September 30 of each year.  All of the securities impaired are publicly traded. There were no material unrecognized impairment losses as of September 30, 2002 and 2001. The Bank’s policy is to evaluate investment securities for other than temporary impairment on a quarterly basis. These equity securities had been below the Bank’s carrying value for more than six months and after evaluating all available evidence relating to the securities, management deemed the securities to be other than temporarily impaired. Service charges and fees were $3.30 million for the three months ended September 30, 2002 compared to $2.43 million for the three months ended September 30, 2001.  Income from service charges and fees increased $391,000 from merchant services, $179,000 from increased fees on demand deposit accounts, $117,000 from increased debit card fees and $46,000 from ATM fees. Prepayment penalties on loans also increased $71,000 over the prior year quarter. During the third quarter of 2002, the Bank recognized net security gains of $619,000 as compared to net security losses of $230,000 in the third quarter of 2001. The Company sold various debt and equity securities throughout the third quarter of 2002. The Bank purchased, and also acquired from First Federal, cash surrender value life insurance during the second and third quarters of 2001.  The Bank earns a competitive tax-exempt yield on these policies. Brokerage commission income increased $195,000 over the prior year quarter primarily due to two additional brokers added from the First Federal acquisition and increased sales.

Noninterest Expense. Noninterest expense increased $155,000, or 1.07%, from $14.52 million for the three months ended September 30, 2001 to $14.68 million for the three months ended September 30, 2002. During the third quarter of 2001, the Company recorded charges totaling $2.29 million ($1.49 million, net of tax) that are nonrecurring in nature.  These charges included $1.42 million of director and employee retirement expenses and $872,000 of relocation and branch closing costs resulting from the 2001 acquisition of First Federal. Excluding these nonrecurring charges, noninterest expense increased $2.45 million, or 20.03%, from $12.23 million for the three months ended September 30, 2001 to $14.68 million for the quarter ended September 30, 2002. Increases in noninterest expense for the quarter included salaries, employee benefit costs, amortization of other intangible assets and fees and services. Salaries increased $898,000 due mainly to the higher number of employees after the First Federal acquisition. Employee benefit costs increased by $528,000 from the prior year period. Pension and post-retirement benefits increased $309,000 primarily due to the First Federal acquisition and valuation and assumption changes for qualified and nonqualified plans. ESOP expense increased $132,000 mainly due to a higher average stock price. Health insurance costs increased $39,000 primarily due to the higher number of employees after the First Federal acquisition. Due to the acquisition of First Federal, the Company recorded other intangible assets related to noncompete agreements with former First Federal executives and core deposits.  The noncompete agreements with former First Federal executives were for a term of one year and became fully amortized during the third quarter of 2002. The amortization increase of $482,000 over the prior year quarter is primarily due to the acquisition of First Federal. Fees and services increased $396,000 primarily due to increased software licensing, information technology consulting and debit card processing fees.  A large portion of the increase in these fees is related to the First Federal acquisition.

Provision for Income Taxes. Income tax expense increased $3.32 million from $0 for the third quarter of 2001 to $3.32 million for the quarter ended September 30, 2002.  The effective tax rate for the current quarter was 33.01% compared to 0.00% in the prior year quarter. No tax provision was recorded in the 2001 period since the effective tax rate of 33.88% for the year to date period approximated the rate expected for 2001.

Comparison of Operating Results for the Nine Months Ended September 30, 2002 and 2001

Net Income. Net income for the nine months ended September 30, 2002 was $18.43 million compared to $7.77 million for the first nine months of 2001. During the first nine months of 2002, the Company recorded a $680,000 ($442,000, net of tax) charge for other than temporary impairment of investment securities. During the first nine months of 2001, the Company recorded a $3.92 million ($2.54 million, net of tax) charge for other than temporary impairment of investment securities. In addition, during the first nine months of 2001 the Company recorded charges totaling $2.29 million ($1.49 million, net of tax) that are nonrecurring in nature.  These charges included $1.42 million of director and employee retirement expenses and $872,000 of relocation and branch closing costs resulting from the 2001 acquisition of First Federal.

The results for the nine months ended September 30, 2002 include a $14.93 million, or 33.47%, increase in net interest income, primarily due to higher average interest-earning assets and a lower cost of funds, partially offset by higher average interest-bearing liabilities and lower asset yields.  Net income was also increased by higher service charge and fee income of $2.31 million, an increase in net security gains of $1.59 million, an increase in income from the cash surrender value life insurance of $1.38 million, and a lower provision for loan losses of $500,000.  Net income decreased due to higher salary and employee benefits of $4.63 million, higher amortization of other intangible assets of $2.82 million, higher fees and services of $1.58 million, higher furniture and equipment expenses of $636,000, higher occupancy expenses of $581,000 and higher other expenses of $533,000.

Net Interest Income. Net interest income increased $14.93 million, or 33.47%, to $59.54 million for the first nine months of 2002 compared to $44.61 million for the first nine months of 2001. The increase was primarily a result of higher interest income from an increase in average interest-earning assets. Total interest and dividend income increased $25.94 million, or 32.58%, to $105.56 million for the first nine months of 2002 from $79.62 million for the first nine months of 2001.  Interest income on loans increased $13.94 million, or 22.63%, to $75.54 million for the nine months ended September 30, 2002 compared to $61.60 million for the nine months ended September 30, 2001. The increase was due to a $415.65 million increase in the average balance of loans outstanding, the effect of which was partially offset by a 87 basis point decrease in the average yield on such loans. The increase in volume was due to the acquisition of First Federal and the origination of new loans. Interest and dividend income from investment securities, short-term investments and FHLB stock increased $12.00 million, or 66.59%, to $30.02 million for the nine months ended September 30, 2002 compared to $18.02 million for the nine months ended September 30, 2001 primarily due to investments acquired from First Federal. The increase in interest and dividend income from investment securities, short-term investments and FHLB stock was due to an increase in the average balance of $427.72 million, or 106.70%, to $828.58 million for the nine months ended September 30, 2002 as compared to $400.86 million for the nine months ended September 30, 2001. Partially offsetting this increase, the yields on investment securities, short-term investments and FHLB stock decreased 117 basis points to 4.93% for the nine months ended September 30, 2002 as compared to 6.10% for the nine months ended September 30, 2001.  The lower yields earned on loans and investments were primarily due to the lower overall interest rate environment as compared to the prior year period.

Interest expense increased $11.01 million, or 31.45%, to $46.02 million for the nine months ended September 30, 2002 compared to $35.01 million for the nine months ended September 30, 2001.  The increase was primarily due to deposits and FHLB advances acquired from First Federal.  The increase was due to an increase in average interest-bearing deposit balances of $536.53 million and an increase in average FHLB advances of $309.10 million.  This increase was partially offset by a decrease in the overall cost of funds for interest-bearing liabilities of 86 basis points.  The cost of funds for the first nine months of 2002 was 2.97% as compared to 3.83% for the first nine months of 2001.

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

	For the Nine Months Ended September 30,

	2002			2001

	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate

	(dollars in thousands)
Interest-earning assets:
Loans (1):
Real estate	$1,201,801	$60,962	6.76%	$843,583	$46,934	7.42%
Consumer	120,399	6,120	6.78	85,789	5,040	7.83
Commercial (5)	172,108	8,492	6.60	149,290	9,675	8.66

Total loans (5)	1,494,308	75,574	6.75	1,078,662	61,649	7.62

Mortgage-backed securities (2)	123,371	5,749	6.21	84,562	4,444	7.01
Collateralized mortgage obligations (2)	229,227	9,077	5.28	40,504	1,754	5.77
Investment securities (2) (5):
U.S. Government and agency obligations	166,055	5,573	4.49	81,192	3,955	6.51
Municipal obligations	23,650	1,256	7.08	5,202	289	7.41
Corporate securities	57,093	2,702	6.31	50,897	2,884	7.56
Common stock and mutual funds	36,920	1,089	3.93	38,350	1,033	3.59
Other investment securities	1,007	7	0.93	579	1	0.23
Asset-backed securities	102,827	3,522	4.57	28,113	1,555	7.37
Other interest-bearing assets
FHLB stock	30,783	863	3.74	9,984	475	6.34
Short-term investments	57,643	783	1.82	61,480	1,945	4.23

Total interest-earning assets (5)	2,322,884	$106,195	6.10%	1,479,525	$79,984	7.21%

Noninterest-earning assets	134,708			59,572

Total assets	$2,457,592			$1,539,097

Interest-bearing liabilities:
Deposits:
NOW accounts	$209,684	$899	0.57%	$132,437	$753	0.76%
Savings and money market accounts	566,878	6,206	1.46	334,506	5,933	2.37
Certificates of deposit	698,360	19,785	3.79	474,233	19,211	5.42
Escrow deposits	9,210	117	1.70	6,428	142	2.95

Total interest-bearing deposits	1,484,132	27,007	2.43	947,604	26,039	3.67
Short-term borrowed funds	113,400	1,304	1.54	107,065	2,288	2.86
Advances from FHLB	475,028	17,708	4.98	165,929	6,683	5.38

Total interest-bearing liabilities	2,072,560	$46,019	2.97%	1,220,598	$35,010	3.83%

Noninterest-bearing liabilities	137,627			88,422

Total liabilities	2,210,187			1,309,020
Stockholders’ equity	247,405			230,077

Total liabilities and stockholders equity	$2,457,592			$1,539,097

Net interest-earning assets	$250,324			$258,927

Net interest income (5)		$60,176			$44,974

Interest rate spread (3) (5)			3.13%			3.38%
Net interest margin (4) (5)			3.45%			4.05%
Ratio of interest-earning assets to interest-bearing liabilities			112.08%			121.21%
Taxable-equivalent adjustments
Loans		$33			$50
Investment securities		601			312

Total		$634			$362

(1)	Balances are net of undisbursed proceeds of construction loans in process and include nonperforming loans.
(2)	Yields are calculated on amortized cost and exclude the impact of unrealized gains and losses on available for sale securities.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents fully taxable-equivalent net interest income as a percentage of average interest-earning assets.
(5)	Fully taxable-equivalent yields are calculated assuming a 35% federal income tax rate.

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

	For the Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001
	Increase (Decrease) Due to

	Rate	Volume	Rate/Vol	Net

	(in thousands)
Interest-earning assets:
Loans:
Real estate	$(4,143)	$19,930	$(1,759)	$14,028
Consumer	(679)	2,033	(274)	1,080
Commercial	(2,309)	1,479	(353)	(1,183)

Total loans	(7,131)	23,442	(2,386)	13,925
Mortgage-backed securities	(503)	2,040	(232)	1,305
Collateralized mortgage obligations	(150)	8,173	(700)	7,323
Investment securities	(3,515)	10,472	(3,299)	3,658

Total interest-earning assets	(11,299)	44,127	(6,617)	26,211

Interest-bearing liabilities:
Deposits:
NOW accounts	(185)	439	(108)	146
Savings and money mkt accounts	(2,271)	4,121	(1,577)	273
Certificates of deposit	(5,776)	9,079	(2,729)	574
Other	(60)	61	(26)	(25)

Total deposits	(8,292)	13,700	(4,440)	968
Short-term borrowed funds	(1,057)	135	(62)	(984)
Advances from FHLB	(498)	12,449	(926)	11,025

Total interest-bearing liabilities	(9,847)	26,284	(5,428)	11,009

Increase in net interest income	$(1,452)	$17,843	$(1,189)	$15,202

Provision for Loan Losses. The provision for loan losses was $1.13 million for the nine months ended September 30, 2002 as compared to $1.63 million for the nine months ended September 30, 2001. In the third quarter of 2001, the Bank recorded an additional provision for loan losses due to the recent acquisition of First Federal and for the uncertainty in the economy due to the events of September 11, 2001. The allowance for loan losses was 1.00% of total loans and 155.87% of nonperforming loans at September 30, 2002 compared to 1.06% and 198.31%, respectively, at December 31, 2001.

At September 30, 2002, the Bank’s largest nonperforming asset was a $2.39 million loan secured by real estate. On October 24, 2002, the Bank received $3.23 million to payoff this loan, representing payment of the remaining book balance, a recovery of $700,000 which was recorded as an increase in the allowance for loan losses and interest income of $136,000 not previously accrued. This loan had been on nonaccrual status since 1999.  The payoff, recovery to the allowance for loan losses and unaccrued interest income were recorded during October 2002.

Noninterest Income.  Noninterest income was $13.97 million and $5.01 million for the nine months ended September 30, 2002 and 2001, respectively. The increase was primarily due to a reduced charge for other than temporary impairment of investment securities, increased service charge and fee income, an increase in net gains on sales of securities, an increase in the cash surrender value of life insurance and an increase in brokerage commission income. In the first nine months of 2002, the Bank recognized other than temporary impairment charges for three equity securities totaling $680,000, while during the first nine months of 2001 the Bank recognized other than temporary impairment charges for eighteen equity securities totaling $3.92 million. The charges were computed using the closing price of the securities as of the respective impairment date. All of the securities impaired are publicly traded. There were no material unrecognized impairment losses as of September 30, 2002 and 2001.The Bank’s policy is to evaluate investment securities for other than temporary impairment on a quarterly basis. These equity securities had been below the Bank’s carrying value for more than six months and after evaluating all available evidence relating to the securities, management deemed the securities to be other than temporarily impaired. Service charges and fees were $9.21 million for the nine months ended September 30, 2002 compared to $6.90 million for the nine months ended September 30, 2001.  Income from service charges and fees increased $812,000 from increased fees on demand deposit accounts, $725,000 from merchant services, $356,000 from increased debit fees and $232,000 from ATM fees. Net security gains increased $1.59 million during the nine months ended September 30, 2002 as compared to the prior year period as the Company sold various debt and equity securities throughout the first nine months of 2002. The Bank purchased and also acquired from First Federal cash surrender value life insurance during the second and third quarters of 2001.  The Bank earns a competitive tax-exempt yield on these policies. Brokerage commission income increased $465,000 during the nine months ended September 30, 2002 as compared to the prior year period primarily due to two additional brokers added from the First Federal acquisition and increased sales.

Noninterest Expense. Noninterest expense increased $8.81 million, or 24.31%, from $36.24 million for the nine months ended September 30, 2001 to $45.05 million for the nine months ended September 30, 2002. During the first nine months of 2001, the Company recorded charges totaling $2.29 million ($1.49 million, net of tax) that are nonrecurring in nature.  These charges included $1.42 million of director and employee retirement expenses and $872,000 of relocation and branch closing costs resulting from the 2001 acquisition of First Federal. Excluding these nonrecurring charges, noninterest expense increased $11.10 million, or 32.70%, from $33.95 million for the nine months ended September 30, 2001 to $45.05 million for the nine months ended September 30, 2002. Increases in noninterest expense for the first nine months of 2002 included salaries, employee benefit costs, amortization of other intangible assets, fees and services, furniture and equipment, occupancy and other expenses. Salaries increased $2.56 million due mainly to the higher number of employees after the First Federal acquisition. Employee benefit costs increased by $2.08 million from the prior year period. Retirement benefits increased $1.02 million primarily due to the First Federal acquisition and valuation and assumption changes for qualified and nonqualified plans. Payroll taxes increased $446,000 primarily due to the January 2, 2002 scheduled vesting of restricted stock previously granted, as well as the higher number of employees after the First Federal acquisition. ESOP expense increased $333,000 mainly due to a higher average stock price. Health insurance costs increased $111,000 primarily due to the higher number of employees after the First Federal acquisition. Due to the acquisition of First Federal, the Company recorded other intangible assets related to noncompete agreements with former First Federal executives and core deposit intangibles. The noncompete agreements with former First Federal executives were for a term of one year and became fully amortized during the third quarter of 2002. The amortization increase of $2.82 million over the prior year is primarily due to the acquisition. Fees and services increased $1.58 million primarily due to increased software licensing, investment consulting, information technology consulting, debit card processing, director and correspondent banking fees. Furniture and equipment expenses increased $636,000 from the prior year period mainly due to depreciation and fixed asset retirements. Occupancy expenses increased $581,000 mainly due to rent, utilities and depreciation. Increases in other expenses included higher costs related to telephone, postage, supplies and insurance. A large portion of the increase in all the expenses noted above are related to the First Federal acquisition.

Provision for Income Taxes. Income tax expense increased $4.94 million from $3.98 million for the first nine months of 2001 to $8.92 million for the nine months ended September 30, 2002.  The effective tax rate for the current nine-month period was 32.62% compared to 33.88% in the prior year period.  The decrease in the effective tax rate is mainly due to the purchase and acquisition of cash surrender value life insurance as well as an increase in tax exempt municipal bonds acquired from First Federal.

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

The Company’s primary investing activities are (1) originating residential one- to four-family mortgage loans and, to a lesser extent, commercial business and real estate loans, multi-family loans, single-family construction loans, home equity loans and lines of credit and consumer loans, and (2) investing in mortgage-backed securities, collateralized mortgage obligations, U.S. Government and agency obligations and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposit growth and Advances from the FHLB. During the nine months ended September 30, 2002, the Bank’s loan originations, net of repayments, totaled $104.29 million. For the nine months ended September 30, 2002, the Company purchased investments in mortgage-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations totaling $229.47 million. The Bank experienced a net decrease in total deposits of $281,000 for the nine months ended September 30, 2002. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. During the nine months ended September 30, 2002, the Company repurchased 165,422 shares of its common stock at a weighted average price of $33.38 per share, for a total of $5.52 million. The Company had previously announced that its Board of Directors has authorized the repurchase of up to 561,600, or approximately 5%, of its outstanding shares of its common stock. The Company closely monitors its liquidity position on a daily basis. If the Company should require additional funds, additional funds are available through advances from FHLB and through repurchase agreement borrowing facilities.

Outstanding commitments for all loans and unadvanced construction loans and lines of credit totaled $259.37 million at September 30, 2002.  Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that are scheduled to mature in one year or less from September 30, 2002 totaled $444.50 million.  The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. Occasionally, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank’s historical experience with deposit retention, management believes that a significant portion of its deposits will remain with the Bank.

SBM must satisfy various regulatory capital requirements administered by the federal banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2002, SBM exceeded all of its regulatory capital requirements with a leverage capital level of $179.85 million, or 7.36% of average assets, which is above the required level of $97.71 million, or 4.00%, and total risk-based capital of $195.20 million, or 11.99% of risk weighted assets, which is above the required level of $130.28 million, or 8.00%. SBM is considered “well capitalized” under regulatory guidelines.

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

Impact of New Accounting Standards

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires the Company to test goodwill for impairment by applying an annual fair-value-based test rather than amortizing the goodwill. Recognized intangible assets, such as core deposit intangibles, will continue to be amortized over their useful lives. The Company evaluated the useful lives as required by SFAS No. 142, and no change was made regarding lives upon adoption. SFAS No. 142 prohibits the amortization of goodwill but requires that it be tested for impairment at least annually at the reporting unit level.  As of June 30, 2002 the Company completed its initial assessment of the goodwill recorded in conjunction with the 2001 acquisition of First Federal, in accordance with the provisions of SFAS No. 142 and as of September 30, 2002, the Company completed its annual assessment of goodwill. No impairment charges were recorded as a result of the initial or first annual assessment.  The Company will perform its annual assessment of impairment on September 30 of each subsequent year. See Note (5) for further information on intangible assets.

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

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions” which is effective October 1, 2002. SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or Similar Association is Acquired in a Business Combination Accounted for by the Purchase Method” and requires that those transactions be accounted for in accordance with SFAS No. 141, “Business

 Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. In addition, SFAS No. 147 amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to include in its scope long-term customer relationship intangible assets of financial institutions. The adoption of SFAS No. 147 on October 1, 2002 had no effect on the Company’s condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Aspects of Market Risk

The Bank’s most significant form of market risk is interest rate risk. The principal objectives of the Bank’s interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given its business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with its established policies. The Bank has an Asset/Liability Committee, responsible for reviewing its asset/liability policies and interest rate risk position, which meets quarterly and reports trends and interest rate risk position to the Executive Committee of the Board of Directors and the Board of Directors. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank. The Bank manages interest rate risk by:

(1)

maintaining a high quality securities portfolio that provides adequate liquidity and flexibility to take advantage of opportunities that may arise from fluctuations in market interest rates, the overall maturity and duration of which is monitored in relation to the repricing of its loan portfolio;

(2)	promoting lower cost liability accounts such as demand deposits and business repurchase accounts; and

(3)	using advances from the FHLB to better structure maturities of its interest rate sensitive liabilities.

The Bank’s market risk also includes equity price risk. The Bank’s common stock and mutual fund portfolio had gross unrealized gains of $4.84 million and gross unrealized losses of $1.76 million at September 30, 2002 which are included, net of taxes, in accumulated other comprehensive income, a separate component of the Bank’s capital. If equity security prices decline due to unfavorable market conditions or other factors, the Bank’s capital would decrease.

The Bank’s investment policy authorizes it to be a party to financial instruments with off-balance sheet risk in the normal course of business to reduce its exposure to fluctuations in interest rates. All counter-parties must be pre-approved by the Bank’s Executive Committee and reported to its Investment Committee. At September 30, 2002 the Bank had no derivative instruments.

Quantitative Aspects of Market Risk

The Company analyzes its interest rate sensitivity position to manage the risk associated with interest rate movements through the use of balance sheet simulation. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive”. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.

The Company’s goal is to manage asset and liability positions so as to moderate the effects of interest rate fluctuations on net interest income. Balance sheet simulations are completed quarterly and presented to the Bank’s Asset/Liability Committee. The simulations provide an estimate of the impact of changes in interest rates on net interest income under a range of assumptions.  The numerous assumptions used in the simulation process are reviewed by the Asset/Liability Committee on a quarterly basis. Changes to these assumptions can significantly effect the results of the balance sheet simulation. The simulation incorporates assumptions regarding potential delays in the repricing of certain assets and liabilities when market rates change and changes in spreads between different market rates. The simulation analysis incorporates management’s current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.

Simulation analysis is only an estimate of the Company’s interest rate risk exposure at a particular point in time. The Company continually reviews the potential effect changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.

The table below sets forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods using balance sheet simulation. The simulation uses projected repricing of assets and liabilities at September 30, 2002 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments. Prepayment rates can have a significant impact on the Company’s balance sheet simulation. Because of the large percentage of loans, collateralized mortgage obligations and mortgage-backed securities held by the Company, rising or falling interest rates have a significant impact on the prepayment speeds of the Company’s earning assets, which in turn effect the Company’s rate sensitivity position. When open-market interest rates rise, prepayments tend to slow. When open-market interest rates fall, prepayments tend to rise. The Company’s asset sensitivity would be reduced if prepayments slow, and vice versa. While the Bank believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security, collateralized mortgage obligation, loan repayment activity.

	Percentage Change in Estimated Net Interest Income Over

	12 months	24 months

200 basis point increase in rates	-1.67%	-0.41%
200 basis point decrease in rates	-2.53%	-6.62%

The two hundred basis point change in rates in the above table is assumed to occur evenly over the next twelve months.  Based on the scenario above, net income would be adversely affected (within the Bank’s internal guidelines) in both the twelve and twenty-four month periods in both a rising rate environment and a declining rate environment.  For each percentage point change in net interest income, the effect on net income would be $533,000, assuming a 35% tax rate.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report. The Company’s disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

Changes in internal controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits and Reports on Form 8-K.

(a)	Exhibits

3.1	Certificate of Incorporation of Connecticut Bancshares, Inc. (1)
3.2	Second Amended and Restated Bylaws of Connecticut Bancshares, Inc. (2)
4.0	Stock Certificate of Connecticut Bancshares, Inc. (1)
11.0	Computation of Per Share Earnings (Incorporated by reference in Part I, hereto)
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-90865.
(2)	Incorporated by reference into this document from the Quarterly Report on Form 10-Q dated March 31, 2001 and filed with the Securities and Exchange Commission on May 4, 2001.

(b)	Reports on Form 8-K

None.

SIGNATURES

               Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONNECTICUT BANCSHARES, INC.

Dated: November 13, 2002	By:	/s/ RICHARD P. MEDUSKI

Richard P. Meduski President and Chief Executive Officer (principal executive officer)

Dated: November 13, 2002	By:	/s/ MICHAEL J. HARTL

Michael J. Hartl Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

CERTIFICATIONS

I, Richard P. Meduski, certify, that:

1.	I have reviewed this quarterly report on Form 10-Q of Connecticut Bancshares, Inc. (“the registrant”);

2.

Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002
/s/ RICHARD P. MEDUSKI

Richard P. Meduski President and Chief Executive Officer (principal executive officer)

CERTIFICATIONS

I, Michael J. Hartl, certify, that:

1.	I have reviewed this quarterly report on Form 10-Q of Connecticut Bancshares, Inc. (“the registrant”);

2.

Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002
/s/ MICHAEL J. HARTL

Michael J. Hartl Senior Vice President and Chief Financial Officer (principal financial and accounting officer)