Form 10-K
period 2002-12-31
CONNECTICUT BANCSHARES INC/DE
filed 2003-03-25
CIK 1097882

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  0-28389

CONNECTICUT BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1564613

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

923 Main Street, Manchester, Connecticut	06040

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (860) 646-1700

Securities registered pursuant to Section 12(b) of the Act:

          None.

Securities registered pursuant to Section 12(g) of the Act:

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

YES ☒	NO ☐

          The market value of the voting and non-voting common equity held by non-affiliates was $351,733,715 based upon the closing price of $33.20 as quoted on the NASDAQ National Market as of the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of this calculation, directors and officers of the registrant are deemed to be affiliates.

          As of March 13, 2003, there were 11,087,327 shares of the registrant’s common stock outstanding.

          Documents Incorporated by Reference:

          Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement which will be filed no later than 120 days after December 31, 2002.

Forward Looking Statements

          This Form 10-K contains forward-looking statements that are based on assumptions and describe future plans, strategies and expectations of Connecticut Bancshares, Inc. (“CTBS”) and its wholly-owned subsidiary, The Savings Bank of Manchester (“SBM” or the “Bank”), and its wholly-owned subsidiaries (collectively, the “Company”).  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Subject to applicable laws and regulations, the Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions which may be made to any forward looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1. Business.

          CTBS, a Delaware corporation, was organized in October 1999 for the purpose of becoming the holding company for SBM upon the conversion of the Bank’s former parent holding company, Connecticut Bankshares, M.H.C. (“M.H.C.”), from a mutual to stock form of organization (the “Conversion”). The Conversion was completed on March 1, 2000. In connection with the Conversion, the Company sold 10,400,000 shares of its common stock, par value $0.01 per share (“Common Stock”) at a purchase price of $10.00 per share, to depositors of the Bank in a subscription offering.  In addition, the Company issued an additional 832,000 shares, representing 8.00% of the shares sold in the subscription offering, to SBM Charitable Foundation, Inc., a charitable foundation established by the Bank. The Company does not transact any material business other than through the Bank.  The Company used 50% of the net proceeds from the Conversion to buy all of the common stock of the Bank and retained the remaining 50% which was primarily invested in fixed income securities.

          On August 31, 2001, the Bank acquired First Federal Savings and Loan Association of East Hartford (“First Federal”) for $106.75 million in cash.  Immediately after the completion of the acquisition, First Federal was merged into the Bank.  The results of First Federal are included in the historical results of the Company subsequent to August 31, 2001.

          The Bank was founded in 1905 as a Connecticut-chartered mutual savings bank. In 1996, the Bank converted to stock form as part of the M.H.C.’s mutual holding company formation. The Bank is regulated by the Connecticut Department of Banking and the Federal Deposit Insurance Corporation. The Bank’s deposits are insured to the maximum allowable amount by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. The Bank is a member of the Federal Home Loan Bank (“FHLB”) system.

          The Bank is a traditional savings association that accepts retail deposits from the general public in the areas surrounding its 28 full-service banking offices and uses those funds, together with funds generated from operations and borrowings, to originate residential mortgage loans, commercial loans and consumer loans, primarily home equity loans and lines of credit. The Bank primarily holds the loans that it originates for investment. However, the Bank also sells loans, primarily fixed-rate mortgage loans, in the secondary market, while generally retaining the servicing rights. The Bank also invests in mortgage-backed securities, debt and equity securities and other permissible investments. The Bank’s revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on investment and mortgage-backed securities. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and investments and mortgage-backed securities and advances from the FHLB of Boston.

          The Company’s internet website is www.sbmct.com. The Company makes available free of charge on or through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Market Area

          The Bank is headquartered in Manchester, Connecticut in Hartford County. The Bank’s primary deposit gathering and lending areas are concentrated in the communities surrounding its 28 banking offices located in Hartford, Tolland and Windham Counties.

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

Competition

          The Bank faces intense competition in attracting deposits and loans in its primary market area. Historically, the Bank’s most direct competition for deposits came from the several commercial and savings banks operating in its primary market area and, to a lesser extent, from other financial institutions, such as brokerage firms, credit unions and insurance companies. Although these entities continue to provide a source of competition for deposits, the Bank faces increasingly significant competition for deposits from the mutual fund industry as customers seek alternative sources of investment for their funds. The Bank must also compete for investors’ funds which may be used to purchase short-term money market securities and other corporate and government securities. While the Bank faces competition for loans from the significant number of traditional financial institutions, primarily savings banks and commercial banks in its market area, its most significant competition comes from other financial services providers, such as the mortgage companies and mortgage brokers operating in its primary market area. Additionally, the Bank faces increased competition as a result of regulatory actions and legislative changes, most notably the enactment of the Financial Services Modernization Act of 1999. These changes have eased, and likely will continue to ease, restrictions on interstate banking and entry into the financial services market by non-depository and non-traditional financial services providers, including insurance companies, securities brokerage and underwriting firms, and specialty financial services companies such as Internet-based providers.

Lending Activities

          General. The types of loans that the Bank may originate are limited by federal and state laws and regulations. Interest rates charged by the Bank on loans are affected principally by the Bank’s current asset/liability strategy, the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

          Loan Portfolio Analysis. The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

	At December 31,

	2002		2001		2000		1999		1998

	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

	(Dollars in thousands)
Real estate loans:
One- to four-family	$907,188	58.28%	$841,895	58.61%	$586,536	58.22%	$544,732	57.40%	$464,623	56.85%
Construction (1)	64,182	4.12	76,551	5.33	32,590	3.24	40,690	4.29	35,860	4.39
Commercial and multi-family	275,818	17.72	231,644	16.13	162,411	16.12	155,085	16.34	131,717	16.11

Total real estate loans	1,247,188	80.12	1,150,090	80.07	781,537	77.58	740,507	78.03	632,200	77.35

Commercial loans	180,612	11.60	166,314	11.58	146,360	14.52	134,637	14.19	114,650	14.03

Consumer loans:
Home equity lines of credit	43,958	2.82	35,592	2.48	27,203	2.70	23,019	2.43	21,605	2.64
Other	84,981	5.46	84,375	5.87	52,358	5.20	50,794	5.35	48,917	5.98

Total consumer loans	128,939	8.28	119,967	8.35	79,561	7.90	73,813	7.78	70,522	8.62

Total loans	1,556,739	100.00%	1,436,371	100.00%	1,007,458	100.00%	948,957	100.00%	817,372	100.00%

Allowance for loan losses	(16,172)		(15,228)		(11,694)		(10,617)		(10,585)

Total loans, net	$1,540,567		$1,421,143		$995,764		$938,340		$806,787

(1) Includes construction to permanent residential and commercial real estate loans.

          One- to Four-Family Real Estate Loans. The Bank’s primary lending activity is to originate loans secured by one- to four-family residences located in its primary market area. Of the one- to four-family loans outstanding at December 31, 2002, approximately 73.11% were fixed-rate mortgage loans and 26.89% were adjustable-rate loans.

          The Bank originates fixed-rate fully amortizing loans with maturities ranging between 10 and 30 years. Management establishes the loan interest rates based on market conditions. The Bank offers mortgage loans that conform to Fannie Mae and Freddie Mac guidelines, as well as jumbo loans, which are presently loans in amounts over $322,700.  Fixed-rate conforming loans are generally originated to be held in the Bank’s portfolio. However, the Bank may sell such loans from time to time. Management periodically determines whether or not to sell loans based on changes in prevailing market interest rates.  Loans that are sold are generally sold to Freddie Mac, with the servicing rights retained.

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

          Adjustable-rate mortgage loans help reduce the Bank’s exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by borrowers. It is possible that during periods of rising interest rates the risk of default on adjustable-rate mortgage loans may increase as a result of repricing and the increased payments required to be paid by borrowers. In addition, although adjustable-rate mortgage loans allow the Bank to adjust the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yields on adjustable-rate mortgage loans will be sufficient to offset increases in the Bank’s cost of funds during periods of rising interest rates. The Bank believes these risks, which have not had a material adverse effect on the Bank to date, are generally less than the risks associated with holding fixed-rate loans in its portfolio in a rising interest rate environment.

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

          In an effort to provide financing for moderate income and first-time home buyers, the Bank offers FHA (Federal Housing Authority) and CHFA (Connecticut Housing Finance Authority) loans and has its own First-Time Home Buyer loan program. These programs offer residential mortgage loans to qualified individuals. These loans are offered with adjustable- and fixed-rates of interest and terms of up to 30 years. Such loans may be secured by one- to four-family residential property, in the case of FHA and CHFA loans, and must be secured by a single-family owner-occupied unit in the case of First-Time Home Buyer loans. All of these loans are originated using modified underwriting guidelines. FHA loans are closed in the name of the Bank and immediately sold in the secondary market to Countrywide Mortgage Company with the loan servicing rights released. CHFA loans are immediately assigned after closing to the Connecticut Housing Finance Authority with servicing rights retained by the Bank. Countrywide Mortgage and CHFA establish their respective rates and terms upon which such loans are offered. First-Time Home Buyer loans are offered with a discounted interest rate (approximately 50 basis points) and usually with no application or loan origination fees. All such loans are originated in amounts of up to 97% of the lower of the property’s appraised value or the sale price. Private mortgage insurance is required on all such loans.

          The Bank also offers to its full-time employees who satisfy certain criteria and the general underwriting standards of the Bank fixed and adjustable-rate mortgage loans with reduced interest rates, which are currently 50 to 100 basis points below the rates offered to the Bank’s other customers. The Employee Mortgage Rate is limited to the purchase, construction or refinancing of an employee’s owner-occupied residence. The Employee Mortgage Rate normally ceases upon termination of employment or if the property no longer is the employee’s residence. Upon termination of the Employee Mortgage Rate, the interest rate reverts to the contract rate in effect at the time that the loan was extended. All other terms and conditions contained in the original mortgage and note continue to remain in effect. As of December 31, 2002, the Bank had $14.04 million of Employee Mortgage Rate loans, or 0.90% of total loans.

          Construction Loans. The Bank originates construction loans to individuals for the construction and acquisition of personal residences. At December 31, 2002, the unadvanced portion of construction loans totaled $11.57 million.

          The Bank’s residential construction loans generally provide for the payment of interest only during the construction phase, which is usually twelve months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. Construction loans to individuals are generally made on the same terms as the Bank’s one- to four-family mortgage loans.

          Before making a commitment to fund a residential construction loan, the Bank requires an appraisal of the property by an independent licensed appraiser. The Bank also reviews and inspects each property before disbursing any funds during the term of the construction loan. Loan proceeds are disbursed after each inspection based on the percentage-of-completion method.

          The Bank also originates residential development loans primarily to finance the construction of single-family homes and subdivisions. At December 31, 2002, residential development loans totaled $31.34 million, or 2.01% of the Bank’s total loans. These loans are generally offered to experienced builders with whom the Bank has an established relationship. Residential development loans are typically offered with terms of up to 24 months. The maximum loan-to-value limit applicable to these loans is 80% for contract sales and 75% for speculative properties. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by an approved appraiser of the Bank warrants.

          The Bank also makes construction loans for commercial development projects. The projects include multi-family, apartment, industrial, retail and office buildings. These loans generally have an interest-only phase during construction and then convert to permanent financing. Disbursement of funds are at the sole discretion of the Bank and are based on the progress of construction. The maximum loan-to-value limit applicable to these loans is 80%. At December 31, 2002, commercial construction loans totaled $14.96 million, or 0.96% of total loans.

          The Bank also originates land loans to local contractors and developers for the purpose of improving the property, or for the purpose of holding or developing the land for sale. Such loans are secured by a lien on the property, are limited to 70% of the lower of the acquisition price or the appraised value of the land and have a term of up to two years with a floating interest rate based on the Bank’s internal base rate. The Bank’s land loans are generally secured by property in its primary market area. The Bank requires title insurance and, if applicable, an environmental site assessment.

          Construction and development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed in order to protect the value of the property. Additionally, if the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

          Commercial and Multi-Family Real Estate Loans. The Bank originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in the Bank’s primary market area. The Bank’s multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with the Bank’s current loans-to-one-borrower limit, which at December 31, 2002 was $37.28 million. The Bank’s multi-family and commercial real estate loans are made with terms of up to 20 years and are offered with fixed interest rates as well as interest rates that adjust periodically which are generally indexed to the Federal Home Loan Bank Advance rates with a comparable term or repricing period. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, the Bank will also consider the term of the lease and the quality of the tenants. The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. Environmental surveys are generally required for commercial real estate loans. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals.

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

          Commercial Loans. The Bank makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and businesses. The Bank offers a variety of commercial lending products, including term loans for fixed assets and working capital, revolving lines of credit, letters of credit, and Small Business Administration guaranteed loans. The maximum amount of a commercial business loan is limited by the Bank’s loans-to-one-borrower limit which at December 31, 2002, was $37.28 million. Term loans are generally offered with initial fixed rates of interest for one to five years and with terms of up to ten years. Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal. Business loans with variable rates of interest adjust on a daily basis and are indexed to the Bank’s base rate.  At December 31, 2002, the Bank had $70.06 million of unadvanced commercial lines of credit.

          When making commercial business loans, the Bank considers the financial statements of the borrower, the Bank’s lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Commercial business loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loan relationships are made in amounts of up to 90% of the value of the collateral securing the loan. The Bank generally does not make unsecured commercial loans.

          Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

          Consumer Loans. The Bank offers a variety of consumer loans, including second mortgage loans and home equity lines of credit, both of which are secured by owner-occupied one- to four-family residences. At December 31, 2002, second mortgage loans and equity lines of credit totaled $93.28 million, or 5.99% of the Bank’s total loans and 72.34% of consumer loans. Additionally, at December 31, 2002, the unadvanced amounts of home equity lines of credit totaled $45.17 million. The underwriting standards employed by the Bank for second mortgage loans and equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity lines of credit have adjustable rates of interest which are indexed to the prime rate as reported in The Wall Street Journal. Interest rate adjustments on home equity lines of credit are limited to no more than a maximum of 17%. Generally, the maximum loan-to-value ratio on home equity lines of credit is 90%. A home equity line of credit may be drawn down by the borrower for a period of 10 years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only the interest. The borrower has to pay back the amount outstanding under the line of credit at the end of a 20-year period. The Bank offers fixed- and adjustable-rate second mortgage loans with terms up to 20 years. The loan-to-value ratios of both fixed-rate and adjustable-rate home equity loans are generally limited to 90%.

          The Bank offers fixed-rate automobile loans through local dealerships for new or used vehicles with terms of up to 72 months and loan-to-value ratios of the lesser of the purchase price or the retail value shown in the NADA Used Car Guide. At December 31, 2002, automobile loans totaled $19.83 million, or 1.27% of the Bank’s total loans and 15.38% of consumer loans. For the year ended December 31, 2002, the Bank purchased $5.28 million of automobile loans from local dealerships.

          Other consumer loans at December 31, 2002 amounted to $15.83 million, or 1.02% of the Bank’s total loans and 12.28% of consumer loans. These loans include unsecured personal loans, collateral loans, credit card loans and education loans. Unsecured personal loans generally have a fixed-rate, a maximum borrowing limitation of $25,000 and a maximum term of five years. Collateral loans are generally secured by a passbook account, a certificate of deposit or marketable securities.

          Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

          Loans to One Borrower. The maximum amount that the Bank may lend to one borrower is limited by statute. At December 31, 2002, the Bank’s statutory limit on loans to one borrower was $37.28 million.  At that date, the Bank’s largest relationship was $14.03 million. The loan was performing according to its terms as of December 31, 2002.

          Maturity of Loan Portfolio. The following table shows the remaining contractual maturity of the Bank’s total loans at December 31, 2002, excluding the effect of prepayments.

	At December 31, 2002

	One- to four- family	Construction (1)	Commercial and multi- family real estate	Commercial	Consumer	Total

	(in thousands)
Amounts due in:
One year or less	$529	$29,524	$470	$34,189	$1,929	$66,641
After one year:
More than one year to three years	2,069	10,174	2,101	39,648	13,667	67,659
More than three years to five years	5,600	—	7,052	31,645	21,907	66,204
More than five years to 10 years	43,732	99	68,858	41,360	29,727	183,776
More than 10 years to 15 years	235,905	79	70,721	15,027	18,352	340,084
More 15 years	619,353	24,306	126,616	18,743	43,357	832,375

Total amounts due	$907,188	$64,182	$275,818	$180,612	$128,939	$1,556,739

(1) Includes construction to permanent residential and commercial real estate loans.

          The following table sets forth, at December 31, 2002, the dollar amount of loans contractually due after December 31, 2003 and whether such loans have fixed interest rates or adjustable interest rates.  Adjustable rate loans in the table below refer to loans in which the interest rate is subject to adjustment prior to the loan’s final maturity dates.

	Due After December 31, 2003

	Fixed	Adjustable	Total

		(in thousands)
Real estate loans:
One- to four- family	$662,811	$243,848	$906,659
Construction (1)	14,581	20,077	34,658
Commercial and multi-family	39,956	235,392	275,348

Total real estate loans	717,348	499,317	1,216,665
Commercial loans	51,753	94,670	146,423
Consumer loans	77,734	49,276	127,010

Total loans	$846,835	$643,263	$1,490,098

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

          Loan Approval Procedures and Authority. The Bank’s lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank’s Board of Directors and management. The Bank’s policies and loan approval limits are established by management and are approved by the Board of Directors. The Board of Directors has designated certain individuals of the Bank and certain branch managers to consider and approve loans within their designated authority.

          All one- to four-family mortgage loans secured by the borrower’s primary residence in amounts of up to $500,000 and all residential construction and second mortgage loans and home equity lines of credit in amounts of up to $250,000 may be approved by a designated individual. All second mortgage loans and home equity lines of credit in excess of $250,000 and up to $500,000 require the approval of the Bank’s loan committee. All residential and residential construction loans in excess of $500,000 require the approval of the Bank’s loan committee. All residential loans in excess of $1.00 million require the approval of the Executive Committee of the Board of Directors.

          All commercial loans, including commercial real estate loans, multifamily loans, commercial construction and development loans and commercial business loans in amounts of up to $500,000 may be approved by any two of the designated individuals with the appropriate authority. All commercial loans in excess of $500,000 require the approval of the Bank’s loan committee; and all commercial loans where an individual loan is in excess of $1.00 million or the aggregate indebtedness exceeds $3.00 million require the approval of the Executive Committee of the Board of Directors.

          With regard to consumer loans, automobile loans in amounts of up to $50,000 and unsecured personal loans in amounts of up to $25,000 may be approved by either one or two of the designated individuals depending on the credit score; automobile loans in excess of $50,000 and unsecured personal loans in excess of $25,000 must be approved by the Bank’s loan committee. Collateral loans of up to $25,000 may be approved by any branch manager.

          Loan Originations, Purchases and Sales. The Bank’s lending activities are conducted by its salaried and commissioned loan personnel and through non-bank third-party correspondents. Currently, the Bank uses 16 loan originators who solicit and originate mortgage loans on behalf of the Bank. These loan originators accounted for approximately 75% of the adjustable-rate and fixed-rate mortgage loans originated by the Bank in 2002. Loan originators are compensated by a commission that is based on product, mortgage type, and new or existing customer relationship. The commission currently ranges from 20 to 60 basis points of the loan amount. All loans originated by the loan originators are underwritten in conformity with the Bank’s loan underwriting policies and procedures. At December 31, 2002, the Bank serviced $142.62 million of loans for others.

          From time to time when market conditions are favorable, the Bank will purchase loans, primarily secured by one- to four-family residential properties located outside of the Bank’s primary market area, usually in Fairfield County, Connecticut or in Massachusetts. Purchased loans are underwritten according to the Bank’s own underwriting criteria and procedures and are generally purchased without the accompanying servicing rights. Amounts outstanding related to loan purchases totaled $30.45 million and $56.53 million at December 31, 2002 and 2001, respectively.

          Substantially all of the Bank’s adjustable-rate mortgage loans are originated for inclusion in the Bank’s loan portfolio. Historically, the Bank originated fixed-rate mortgage loans for sale in the secondary market. However, since 1998 and due to the low demand for adjustable-rate mortgage loans, the Bank has retained for its portfolio a significant portion of fixed-rate mortgage loans.  Sales are generally to Freddie Mac, with servicing rights retained. Loan sale decisions are made by the Bank’s management and are generally based on prevailing market interest rates and the Bank’s loan-to-asset ratio.

          The following table presents total loans originated, sold, purchased and repaid during the periods indicated.

	For the Year Ended December 31,

	2002	2001	2000

	(in thousands)
Loans at beginning of year	$1,436,371	$1,007,458	$948,957

Originations:
Real estate:
One- to four- family	287,281	226,876	81,722
Construction (1)	111,845	90,364	53,376
Commercial and multi-family	60,746	51,381	15,915

Total real estate loans	459,872	368,621	151,013
Commercial	115,261	110,032	93,537
Consumer	70,408	45,818	35,485

Total loans originated	645,541	524,471	280,035
Loans acquired from First Federal	—	279,956	—
Fair market adjustment for loans acquired from First Federal	—	4,699	—
Amortization of fair market adjustment for loans acquired from First Federal	(1,213)	(497)	—
Loans purchased	—	—	27,337

Total loans originated and purchased	644,328	808,629	307,372

Deduct:
Principal loan repayments and prepayments	517,887	371,305	228,245
Loan sales	4,201	6,976	19,989
Charge-offs	1,781	1,131	433
Transfers to other real estate owned	91	304	204

Total deductions	523,960	379,716	248,871

Net increase in loans	120,368	428,913	58,501

Loans at end of year	$1,556,739	$1,436,371	$1,007,458

(1) Includes construction to permanent residential and commercial real estate loans.

          Loan Commitments. The Bank issues loan commitments to prospective borrowers on the condition that certain events occur. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. At December 31, 2002, the Bank had loan commitments and unadvanced loans and lines of credit totaling $270.53 million.

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

          The Bank charges loan origination fees which are calculated as a percentage of the amount borrowed. As required by applicable accounting principles, loan origination fees, discount points and certain loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. At

December 31, 2002, the Bank had $693,000 of net deferred loan fees. The Bank amortized approximately $110,000 of net deferred loan fees during the year ended December 31, 2002.

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

          On January 1, 1995, the Bank adopted SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118 “Accounting by Creditors for Impairment of a Loan—an amendment to SFAS No. 114.” At December 31, 2002, 2001 and 2000, the Bank had a recorded investment in impaired loans of $2.89 million, $7.68 million and $6.92 million, respectively, for which an additional allowance for loan losses of $80,000, $157,000 and $771,000, respectively, was required.

          At December 31, 2002, the Bank’s largest nonperforming loan was a commercial real estate loan with a balance of $395,000.  The nonperforming loan is secured by an industrial building in Central Connecticut.  At December 31, 2002, the loan was current as to interest, but was past due greater than 90 days as to principal.

          The following table sets forth information regarding nonperforming loans, troubled debt restructurings and other real estate owned at the dates indicated.

	At December 31,

	2002	2001	2000	1999	1998

	(dollars in thousands)
Nonperforming loans:
One- to four- family real estate	$833	$1,272	$485	$501	$456
Commercial and multi-family real estate	788	2,601	3,685	10,513	388
Commercial	1,165	3,262	2,529	454	665
Consumer	108	544	222	17	15

Total nonperforming loans	2,894	7,679	6,921	11,485	1,524
Other real estate owned	—	84	125	604	1,759

Total nonperforming assets	2,894	7,763	7,046	12,089	3,283
Troubled debt restructurings	—	—	—	—	—

Total nonperforming assets and troubled debt restructurings	$2,894	$7,763	$7,046	$12,089	$3,283

Total nonperforming loans and troubled debt restructurings as a percentage of total loans	0.19%	0.53%	0.69%	1.21%	0.19%
Total nonperforming assets and troubled debt restructurings as a percentage of total assets	0.11%	0.32%	0.50%	0.98%	0.30%

          Interest income that would have been recorded for the years ended December 31, 2002, 2001 and 2000 had nonaccruing loans been current according to their original terms amounted to approximately $427,000, $446,000 and $568,000, respectively. No interest related to these loans was included in interest income in any year.

          The following tables set forth the delinquencies in the Bank’s loan portfolio as of the dates indicated. All loans noted as 90 days or more past due in the tables below were still accruing interest at December 31, 2002, 2001 and 2000, respectively.

	At December 31, 2002				At December 31, 2001

	60-89 Days		90 Days or More		60-89 Days		90 Days or More

	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans

	(dollars in thousands)
Real estate loans:
One- to four- family	1	$72	5	$527	4	$660	6	$727
Commercial and multi-family	—	—	1	395	3	740	—	—
Total real estate loans	1	72	6	922	7	1,400	6	727
Commercial loans	2	9	3	313	7	783	7	217
Consumer loans	25	153	34	108	54	476	59	160

Total	28	$234	43	$1,343	68	$2,659	72	$1,104

Delinquent loans to total loans		0.02%		0.09%		0.19%		0.08%

	At December 31, 2000

	60-89 Days		90 Days or More

	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans

	(dollars in thousands)
Real estate loans:
One- to four- family	2	$42	6	$301
Commercial and multi-family	—	—	—	—

Total real estate loans	2	42	6	301
Commercial loans	7	310	3	139
Consumer loans	24	71	63	212

Total	33	$423	72	$652

Delinquent loans to total loans		0.04%		0.06%

          Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired, it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition are expensed. At December 31, 2002, the Bank had no real estate owned.

          Asset Classification. Banking regulators have adopted various regulations and practices regarding problem assets of savings institutions. Under such regulations, federal and state examiners have authority to identify problem assets during examinations and, if appropriate, require their classification.

          There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectable and of such little value that it’s continued status as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover probable losses related to assets classified substandard or doubtful can be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated “special mention.”  The Bank performs an internal analysis of its loan portfolio and assets to classify such loans and assets similar to the manner in which such loans and assets are classified by the federal banking regulators. In addition, the Bank regularly analyzes the losses inherent in its loan portfolio and its nonperforming loans in determining the appropriate level of the allowance for loan losses.

          Allowance for Loan Losses. The Bank devotes significant attention to maintaining high loan quality through its underwriting standards, active servicing of loans and aggressive management of nonperforming assets. The allowance for loan losses is maintained at a level estimated by management to provide adequately for probable loan losses which are inherent in the loan portfolio.  Probable loan losses are estimated based on a quarterly review of the loan portfolio, loss experience, specific problem loans, economic conditions and other pertinent factors.  In assessing risks inherent in the portfolio, management considers the risk of loss on nonperforming and classified loans including an analysis of collateral in each situation.  The Bank’s methodology for assessing the appropriateness of the allowance includes several key elements.  Problem loans are identified and analyzed individually to estimate specific losses including an analysis of estimated future cash flows for impaired loans. The loan portfolio is also segmented into pools of loans that are similar in type and risk characteristics (i.e., commercial, consumer and mortgage loans).  Loss factors based on the Bank’s historical chargeoffs are applied using the Bank’s historical experience and may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.  Additionally, the portfolio is segmented into pools based on internal risk ratings with estimated loss factors applied to each rating category.  Other factors considered in determining probable loan losses are any changes in concentrations in the portfolio, trends in loan growth, the relationship and trends in recent years of recoveries as a percentage of prior chargeoffs and peer bank’s loss experience.

          The allowance for loan losses is increased or decreased by provisions or credits charged to operations, which represent an estimate of losses that occurred during the period and a correction of estimates of losses recorded in prior periods. Confirmed losses, net of recoveries, are charged directly to the allowance and the loans are written down.

          The allowance for loan losses consists of a formula allowance for various loan portfolio classifications and an amount for loans identified as impaired, if necessary. The allowance is an estimate, and ultimate losses may vary from current estimates. Changes in the estimate are recorded in the results of operations in the period in which they become known, along with provisions for estimated losses incurred during that period.

          A portion of the allowance for loan losses is not allocated to any specific segment of the loan portfolio.  This unallocated reserve is maintained for two primary reasons: there exists an inherent subjectivity and imprecision to the analytical processes employed, and the prevailing business environment, as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. Moreover, management has identified certain risk factors, which could impact the degree of loss sustained within the portfolio. These include: market risk factors, such as the effects of economic variability on the entire portfolio, and unique portfolio risk factors that are inherent characteristics of the Bank’s loan portfolio. Market risk factors may consist of changes to general economic and business conditions that may impact the Bank’s loan portfolio customer base in terms of ability to repay and that may result in changes in value of underlying collateral. Unique portfolio risk factors may include industry or geographic concentrations, or trends that may exacerbate losses resulting from economic events which the Bank may not be able to fully diversify out of its portfolio.

          Due to the inherent imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank’s analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and maintains an unallocated allowance for loan losses. The amount of the unallocated allowance was $3.24 million at December 31, 2002 compared to $3.05 million at December 31, 2001. As a percentage of the allowance for loan losses, the unallocated was 20.04% of the total allowance for loan losses at December 31, 2002 and 20.02% of the total allowance for loan losses at December 31, 2001.

          The Bank uses three separate methods to estimate the allowance for loan losses and then uses a weighted average formula to estimate the final allowance for loan losses. The Bank uses a portfolio segmentation method, a risk rating method, and a historical method for estimating the allowance for loan losses.  In 2000, the Bank’s weighting factors for these three methods were 40%, 40% and 20%, respectively, while in 2001and 2002 the weighting factors were 45%, 45% and 10%, respectively.  The historic method weighting factor was reduced during 2001 as it has consistently and substantially produced a lower reserve amount than the other two methods and management believes less emphasis should be placed on this method given the economic environment at December 31, 2002.

          Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary, and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Bank believes it has established its existing allowance for loan losses consistent with accounting principles generally accepted in the United States, there can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not request the Bank to increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Material increases in the allowance for loan losses will adversely affect the Bank’s financial condition and results of operations.

          The following table presents an analysis of the Bank’s allowance for loan losses at and for the years indicated.

	At or For the Year Ended December 31,

	2002	2001	2000	1999	1998

	(dollars in thousands)
Allowance for loan losses, beginning of year	$15,228	$11,694	$10,617	$10,585	$9,945

Acquisition of First Federal Savings and Loan Association of East Hartford	—	2,174	—	—	—
Charged-off loans:
One- to four- family real estate	16	327	84	110	340
Commercial and multi-family real estate	—	102	14	790	112
Commercial	1,066	488	244	337	483
Consumer (2)	699	214	91	123	152

Total charged-off loans	1,781	1,131	433	1,360	1,087

Recoveries on loans previously charged off:
One-to four- family real estate	24	123	153	55	146
Commercial and multi-family real estate (1)	904	82	80	98	12
Commercial	121	256	26	96	283
Consumer	176	30	51	43	86

Total recoveries	1,225	491	310	292	527

Net loans charged-off	556	640	123	1,068	560

Provision for loan losses	1,500	2,000	1,200	1,100	1,200

Allowance for loan losses, end of year	$16,172	$15,228	$11,694	$10,617	$10,585

Net loans charged-off to average gross loans	0.04%	0.06%	0.01%	0.12%	0.07%

Allowance for loan losses to total loans	1.04	1.06	1.16	1.12	1.30
Allowance for loan losses to nonperforming loans and troubled debt restructurings (1)	558.81	198.31	168.96	92.44	694.55
Net loans charged-off to allowance for loan losses	3.44	4.20	1.05	10.06	5.29
Recoveries to charge-offs	68.78	43.41	71.59	21.47	48.48

(1)

During the fourth quarter of 2002, the Bank received $6.03 million to pay off its two largest nonperforming loans. The proceeds were applied to pay off the remaining balances of $4.83 million, record recoveries of previously charged off amounts of $734,000 and record interest income not previously accrued of $468,000.

(2)	Increase in consumer loan chargeoffs in 2002 is primarily due to indirect auto loans acquired from First Federal.

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

	At December 31,

	2002			2001			2000

	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category of Total Loans	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans

	(dollars in thousands)
Real estate	$11,000	68%	80%	$9,450	62%	80%	$6,221	53%	78%
Commercial	4,288	27	12	4,474	29	12	4,470	38	14
Consumer	884	5	8	1,304	9	8	1,003	9	8

Total allowance for loan losses	$16,172	100%	100%	$15,228	100%	100%	$11,694	100%	100%

	At December 31,

	1999			1998

	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans

	(dollars in thousands)
Real estate	$5,198	49%	78%	$4,995	47%	77%
Commercial	4,473	42	14	4,714	45	14
Consumer	946	9	8	876	8	9

Total allowance for loan losses	$10,617	100%	100%	$10,585	100%	100%

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

          The Company’s Board of Directors has the overall responsibility for the Company’s investment portfolio, including approval of the Company’s investment policy, appointment of the Company’s investment adviser and approval of the Company’s investment transactions. All investment transactions are reviewed by the Board on a monthly basis. The Company’s President and/or Chief Financial Officer, or their designees are authorized to make investment decisions consistent with the Company’s investment policy and the recommendations of the Company’s investment adviser and the Board’s Investment Committee. The Investment Committee meets quarterly with the President and Chief Financial Officer in order to review and determine investment strategies.

          The Company’s investment policy is designed to complement the Bank’s lending activities, provide an alternative source of income through interest, dividends and capital gains, diversify the Company’s assets and improve liquidity while minimizing the Company’s tax liability. Investment decisions are made in accordance with the Company’s investment policy and are based upon the quality of a particular investment, its inherent risks, the composition of the balance sheet, market expectations, the Bank’s liquidity, income and collateral needs and how the investment fits within the Company’s interest rate risk strategy. Although the Company utilizes the investment advisory services of a Boston-based investment firm, management is ultimately and completely responsible for all investment decisions.

          The Company’s investment policy divides investments into two categories, fixed income and equity portfolios. The primary objective of the fixed income portfolio is to maintain an adequate source of liquidity sufficient to meet regulatory and operating requirements, and to safeguard against deposit outflows, reduced loan amortization and increased loan demand. The fixed income portfolio primarily includes debt issues, including mortgage-backed and asset-backed securities, as well as collateralized mortgage obligations. Substantially all of the Company’s mortgage-backed securities are issued or guaranteed by agencies of the U.S. Government. Accordingly, they carry lower credit risk than mortgage-backed securities of a private issuer. Approximately 90% of the collateralized mortgage obligations are issued or guaranteed by agencies of the U.S. Government. Accordingly, they carry lower credit risk than collateralized mortgage obligations of a private issuer. Collateralized mortgage obligations, due to their inherent structure, may carry more prepayment risk than mortgage-backed securities. Asset-backed securities are typically collateralized by the cash flow from a pool of auto loans, credit card receivables, consumer loans and other similar obligations.

          The Company’s investment policy permits the Company to be a party to financial instruments with off-balance sheet risk in the normal course of business in order to manage interest rate risk. The Company’s derivative position is reviewed by the Investment Committee on a quarterly basis. The investment policy authorizes the Company to be involved in and purchase various types of derivative transactions and products including interest rate swap, cap and floor agreements investment conduits. At December 31, 2002 and 2001, the Company was not party to any interest rate swap, cap or floor arrangements.

          The marketable equity securities portfolio has the objective of producing capital appreciation through long-term investment, with safety of principal and prudent risk taking. The total market value of the marketable equity securities portfolio, excluding FHLB stock, is limited by the investment policy to 50% of the Bank’s Tier 1 capital. At December 31, 2002, the marketable equity securities portfolio totaled $21.75 million, or 11.57%, of the Bank’s Tier 1 capital. At December 31, 2002, the net unrealized gains associated with the marketable equity securities portfolio were $4.33 million.

          SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” requires that investments be categorized as “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as held to maturity and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as held to maturity. The Company had no securities classified as held to maturity at December 31, 2002, 2001 and 2000. Debt and equity securities held for current resale are classified as trading securities. These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. The Company does not currently use or maintain a trading account. Debt and equity securities not classified as either held to maturity or trading securities are classified as available for sale. These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of stockholders’ equity.

          On a quarterly basis, the Company reviews available for sale investment securities with unrealized depreciation for six consecutive months and other securities with unrealized depreciation on a judgmental basis to assess whether the decline in fair value is temporary or other than temporary.  The Company judges whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons.  Once the estimated reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. In accordance with this policy, for the years ended December 31, 2002 and 2001 the Company recorded other than temporary impairment charges of $1.49 million and $4.08 million, respectively. The charges were computed using the closing price of the securities as of the respective impairment date. All of the securities impaired are publicly traded. There were no material unrecognized impairment losses as of December 31, 2002 and 2001.

          All of the Company’s debt, collateralized mortgage obligations, mortgage-backed and asset-backed securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. They also carry prepayment risk insofar as they may be called or repaid before maturity in times of low market interest rates, so that the Bank may have to invest the funds at a lower interest rate. The marketable equity securities portfolio also carries equity price risk in that, if equity prices decline due to unfavorable market conditions or other factors, the Bank’s capital would decrease.

          The following table presents the amortized cost and fair value of the Company’s available for sale securities, by type of security, at the dates indicated.

	At December 31,

	2002		2001		2000

	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in thousands)
Debt securities:
Asset-backed securities	$91,370	$93,676	$23,907	$25,208	$32,717	$33,816
U.S. Government and agency obligations	156,466	164,580	180,106	183,813	82,068	85,254
Municipal obligations	23,357	23,978	23,717	23,194	2,915	2,949
Corporate securities	63,209	66,143	53,138	55,420	55,398	56,263

Total	334,402	348,377	280,868	287,635	173,098	178,282

Equity securities:
Marketable equity securities	17,427	21,753	26,349	37,670	35,221	49,144
Debt mutual funds	9,249	9,267	23,872	23,886	—	—
Other equity securities	1,388	1,388	992	992	432	432

Total	28,064	32,408	51,213	62,548	35,653	49,576

Total debt and equity securities	362,466	380,785	332,081	350,183	208,751	227,858

Mortgage-backed securities:
Mortgage-backed securities	205,569	210,409	147,901	149,750	79,079	80,223
Collateralized mortgage obligations	247,236	250,428	257,581	258,601	—	—

Total mortgage-backed securities	452,805	460,837	405,482	408,351	79,079	80,223

Total investment securities	$815,271	$841,622	$737,563	$758,534	$287,830	$308,081

          At December 31, 2002, the Company did not own any debt, equity or mortgage-backed securities of a single issuer, other than securities guaranteed by the U.S. Government or its agencies, which had an aggregate book value in excess of 10% of the Company’s capital at that date.

          The following presents the activity in the available for sale investment securities and mortgage-backed securities portfolios for the periods indicated.

	For the Year Ended December 31,

	2002	2001	2000

	(in thousands)
Mortgage-backed and asset-backed securities (1):
Mortgage-backed and asset-backed securities, beginning of year	$433,559	$114,039	$59,159
Purchases:
Asset-backed securities	104,427	—	25,136
Mortgage-backed securities	117,599	17,403	57,220
Collateralized mortgage obligations	61,385	—	—
Sales:
Mortgage-backed securities	—	—	(14,256)
Collateralized mortgage obligations	(15)	(75,033)	—
Asset-backed securities	(34,592)	(2,149)	(5,418)
Repayments and prepayments	(129,803)	(91,129)	(10,713)
Asset-backed securities called prior to maturity	—	(3,014)	—
Mortgage-backed and asset-backed securities acquired from First Federal	—	472,923	—
Increase (decrease) in net premium	(4,215)	(1,408)	132
Change in unrealized net gain on securities	6,168	1,927	2,779

Net increase in mortgage-backed and asset-backed securities	120,954	319,520	54,880

Mortgage-backed and asset-backed securities, end of year	554,513	433,559	114,039

Investment securities (1):
Investment securities, beginning of year	324,975	194,042	168,755
Purchases	134,234	88,197	127,592
Sales	(142,405)	(67,387)	(72,566)
Maturities and calls	(26,151)	(24,468)	(31,774)
Other than temporary impairment of investment securities	(1,493)	(4,076)	—
Investment securities acquired from First Federal	—	139,570	—
(Decrease) increase in net premium	(1,263)	304	615
Change in unrealized net gain on securities	(788)	(1,207)	1,420

Net (decrease) increase in investment securities	(37,866)	130,933	25,287

Investment securities, end of year	287,109	324,975	194,042

Total mortgage-backed, asset-backed and investment securities, end of year	$841,622	$758,534	$308,081

(1)	Available for sale securities are presented at market value. For purposes of this schedule, collateralized mortgage obligations are included in mortgage-backed securities.

          The following table presents certain information regarding the carrying value, weighted average coupon yields and maturities of the Company’s debt securities at December 31, 2002.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total

	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

	(dollars in thousands)
Available for sale securities:
U.S. Government and agency obligations	$45,762	4.96%	$92,013	5.12%	$12,504	5.84%	$14,301	5.92%	$164,580	5.20%
Municipal obligations	—	—	—	—	—	—	23,978	5.65	23,978	5.65
Corporate securities	7,662	5.58	48,744	6.54	6,274	6.48	3,463	6.04	66,143	6.40
Mortgage-backed securities	—	—	53,355	4.89	50,781	4.74	106,273	7.13	210,409	5.99
Collateralized mortgage obligations	—	—	10,675	7.75	65,498	6.22	174,255	6.07	250,428	6.18
Asset-backed securities	—	—	61,992	4.82	31,684	5.00	—	—	93,676	4.88

Total debt securities at fair value	$53,424	5.05%	$266,779	5.37%	$166,741	5.52%	$322,270	6.38%	$809,214	5.78%

          Cash Surrender Value of Life Insurance.  In 2001, the Bank purchased $20.00 million of Bank Owned Life Insurance (“BOLI”).  The Bank purchased these policies for the purpose of protecting itself against the cost/loss due to the death of key employees and to offset the Bank’s future obligations to its employees under various retirement and benefit plans.  On August 31, 2001, the Bank acquired $20.36 million of BOLI as a result of the acquisition of First Federal.  The total value of BOLI at December 31, 2002 was $43.80 million.  The Bank recorded income from BOLI of $2.41 million and $1.03 million for the years 2002 and 2001, respectively.

Deposit Activities and Other Sources of Funds

          General. Deposits are the major external source of funds for the Bank’s lending and other investment activities. In addition, the Bank also generates funds internally from loan principal repayments and prepayments and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. The Bank may use borrowings from the FHLB of Boston to compensate for reductions in the availability of funds from other sources.

          Deposit Accounts. Substantially all of the Bank’s depositors reside in Connecticut. The Bank offers a wide variety of deposit accounts with a range of interest rates and terms. The Bank’s deposit accounts consist of interest-bearing checking, noninterest-bearing checking, regular savings, money market savings and certificates of deposit. The maturities of the Bank’s certificate of deposit accounts range from seven days to five years. In addition, the Bank offers retirement accounts, including IRAs and Keogh accounts and simplified employee pension plan accounts. The Bank also offers commercial business products to small businesses operating within its primary market area. Deposit account terms vary with the principal differences being the minimum balance deposit, early withdrawal penalties, limits on the number of transactions and the interest rate. The Bank reviews its deposit mix and pricing on a weekly basis.

          The Bank believes it offers competitive interest rates on its deposit products. The Bank determines the rates paid based on a number of factors, including rates paid by competitors, the Bank’s need for funds and cost of funds, borrowing costs and movements of market interest rates. While certificate accounts in excess of $100,000 are accepted by the Bank, and may receive preferential rates, the Bank does not actively seek such deposits as they are more difficult to retain than core deposits. The Bank does not utilize brokers to obtain deposits and at December 31, 2002, had no brokered deposits.

          Upon the completion of the Conversion, the Bank established a special “liquidation account” for the benefit of eligible account holders and in an amount equal to the equity of the Bank less any subordinated debt approved as bona fide capital of the Bank, as of the date of its latest statement of condition contained in the final prospectus used in connection with the Conversion. The date was September 30, 1999, and the amount established was $117.6 million. The liquidation account, which totaled $42.58 million and $51.18 million at December 31, 2002 and 2001, respectively, is reduced annually by an amount proportionate to the decrease in eligible deposit accounts. Eligible account holders continuing to maintain deposit accounts at the Bank are entitled, on a complete liquidation of the Bank after the Conversion, to an interest in the liquidation account prior to any payment to the stockholders of the Bank. The Bank’s retained earnings are substantially restricted with respect to payment of dividends to stockholders due to the liquidation account. The liquidation account will terminate on the tenth anniversary of the consummation date of the Conversion.

          The following table presents the deposit activity of the Bank for the periods indicated.

	For the Year Ended December 31,

	2002	2001	2000

	(in thousands)
Beginning balance	$1,590,938	$933,370	$906,591
Increase (decrease) before interest credited	(29,253)	620,980	(6,329)
Interest credited	34,294	36,588	33,108

Net increase	5,041	657,568	26,779

Ending balance	$1,595,979	$1,590,938	$933,370

          At December 31, 2002, the Bank had $81.54 million in certificate of deposit accounts in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate

	(in thousands)
Three months or less	$17,833	3.65%
Over 3 months through 6 months	16,663	2.71
Over 6 months through 12 months	13,022	2.69
Over 12 months	34,024	4.91

Total	$81,542	3.83%

          The following table presents information concerning average balances and weighted average interest rates for the periods indicated.

	For the Year Ended December 31,

	2002			2001			2000

	Average Balance	Percentage of Total Average Deposits	Weighted Average Rate	Average Balance	Percentage of Total Average Deposits	Weighted Average Rate	Average Balance	Percentage of Total Average Deposits	Weighted Average Rate

	(dollars in thousands)
Savings accounts	$381,540	24.0%	1.05%	$268,162	23.2%	1.80%	$223,700	24.8%	2.28%
Money market accounts	192,872	12.1	1.93	113,883	9.9	3.15	73,576	8.1	4.24
NOW accounts	211,276	13.3	0.53	150,693	13.0	0.70	115,819	12.8	1.19
Certificates of deposits	686,683	43.2	3.71	542,888	47.0	4.99	432,624	47.9	5.47
Demand deposits	118,078	7.4	—	80,142	6.9	—	57,871	6.4	—

Total	$1,590,449	100.0%	2.16%	$1,155,768	100.0%	3.15%	$903,590	100.0%	3.68%

          Certificates of Deposit by Rates and Maturities. The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2002

	Period Maturity from December 31, 2002				Total at December 31,

	Less than One Year	One to Two Years	Two to Three Years	Over Three Years	2002	2001	2000

	(in thousands)
0.00-2.00%	$163,546	$10,160	$—	$—	$173,706	$8,569	$42
2.01-4.00%	131,792	54,473	11,952	11,323	209,540	241,805	1,375
4.01-5.00%	38,348	15,910	911	62,174	117,343	199,390	88,585
5.01-6.00%	53,704	8,326	3,424	21,476	86,930	142,390	99,525
6.01-7.00%	11,488	9,207	32,460	2,520	55,675	144,791	250,312
7.01-8.00%	—	—	7	—	7	6	—

Total	$398,878	$98,076	$48,754	$97,493	$643,201	$736,951	$439,839

          Borrowings. The Bank may use advances from the FHLB of Boston to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Boston functions as a central reserve bank providing credit for savings banks and certain other member financial institutions. As a member of the FHLB of Boston, the Bank is required to own capital stock in the FHLB of Boston and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2002, the Bank had the ability to borrow a total of approximately $660.57 million from the FHLB of Boston.  Of the total maximum borrowing capacity, the Bank had $528.89 million outstanding as of December 31, 2002.

In accordance with generally accepted accounting principles, the Bank recorded the FHLB advances acquired from First Federal at the-then market value on the date of acquisition.  The bank recorded an adjustment of $9.47 million to record the advances at market value.  The Bank is amortizing this premium on a level yield basis over the remaining lives of the advances.  The unamortized premium at December 31, 2002 was $5.00 million.

          Federal banking laws and regulations prohibit a bank from paying interest on commercial checking accounts. However, the Bank offers to its commercial customers a transactional repurchase agreement, a form of non-deposit borrowing by the Bank, that is designed as a mechanism to offer business customers the functional equivalent of a commercial checking account that pays interest. This account, overseen by an outside agent, is not a FDIC-insured deposit account, but is backed by a security interest in U.S. Government and agency securities at a ratio of 1.10 to 1.00 or higher.  At December 31, 2002, the Bank had such accounts with balances aggregating $119.56 million backed by a security interest of $186.05 million, or a ratio of 1.56 to 1.00.

          The following table presents certain information regarding the Bank’s FHLB advances and short-term borrowed funds at the dates or for the periods indicated.

	At or For the Year Ended December 31,

	2002	2001	2000

	(dollars in thousands)
Average balance outstanding:
Federal Home Loan Bank advances	$477,042	$235,440	$105,692
Short-term borrowed funds	116,318	110,823	110,520
Maximum amount outstanding at any month-end during the period:
Federal Home Loan Bank advances	562,901	457,033	124,000
Short-term borrowed funds	124,315	125,866	119,821
Balance outstanding at end of period:
Federal Home Loan Bank advances	528,889	457,033	100,000
Short-term borrowed funds	121,052	117,180	106,493
Weighted average interest rate during the period:
Federal Home Loan Bank advances	4.92%	5.20%	6.39%
Short-term borrowed funds	1.41	2.60	3.31
Weighted average interest rate at end of period:
Federal Home Loan Bank advances	4.65	5.01	6.15
Short-term borrowed funds	0.90	1.77	3.20

Subsidiary Activities

          The following are descriptions of the Bank’s wholly owned subsidiaries, which are indirectly owned by the Company.

          SBM, Ltd. SBM, Ltd., a Connecticut corporation, was organized to acquire, hold and dispose of real estate acquired through foreclosure. At December 31, 2002, SBM, Ltd. held no properties and had no assets.

          923 Main, Inc. 923 Main, a Connecticut corporation, was incorporated for the purpose of maintaining an ownership interest in a third party registered broker-dealer, Infinex Financial Group (“Infinex”). Infinex maintains an office at the Bank and offers to customers a complete range of nondeposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. The Bank receives a portion of the commissions generated by Infinex from sales to customers. For the years ended December 31, 2002 and 2001, the Bank received fees of $1.64 million and $1.15 million, respectively, through its relationship with Infinex.

          Savings Bank of Manchester Mortgage Company, Inc. SBM Mortgage, a Connecticut corporation, was established to service and hold loans secured by real property. SBM Mortgage was established and is managed to qualify as a “passive investment company” for Connecticut income tax purposes. Income earned by a qualifying passive investment company is exempt from Connecticut income tax. Accordingly, no state income taxes were provided since December 31, 1998.

SBM Charitable Foundation, Inc.

          During 2000, the Bank funded and formed SBM Charitable Foundation, Inc. (the “New Foundation”), a not-for-profit organization in connection with the conversion. This foundation, which is not a subsidiary of the Bank, provides grants to individuals and not-for-profit organizations within the communities that the Bank serves. The New Foundation was funded with a contribution of 832,000 common shares, with a cost basis and fair market value of $8.32 million at the date of contribution and transfer, or an amount equal to 8% of the common stock sold in the Conversion. In 1998, the Bank contributed marketable equity securities with a fair market value of $700,000 and $3.0 million, respectively, at the date of contribution and transfer to the Savings Bank of Manchester Foundation, Inc. (the “Old Foundation”), also a not-for-profit organization.  In 2001, the Old Foundation was merged into the New Foundation, with the New Foundation being the surviving entity. At December 31, 2002, the New Foundation had assets of approximately $33.29 million, consisting primarily common stock of the Company.  The New Foundation’s Board of Trustees consists of current directors, officers and employees of the Company. The Company intends to maintain the New Foundation, but does not expect to make any further contributions to the New Foundation.

REGULATION AND SUPERVISION

General

          As a savings bank chartered by the State of Connecticut, the Bank is extensively regulated under state law by the Connecticut Banking Commissioner (“Commissioner”) with respect to many aspects of its banking activities. In addition, as a bank whose deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) through the Bank Insurance Fund (“BIF”), the Bank must pay deposit insurance assessments and is examined and supervised by the FDIC.  These laws and regulations have been established primarily for the protection of depositors, customers and borrowers of the Bank, not its stockholders.

          The Company is also required to file reports with, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision (“OTS”), the Commissioner, and the Securities and Exchange Commission (“SEC”) under the federal securities laws.  The following discussion of the laws and regulations material to the operations of the Company and the Bank is a summary and is qualified in its entirety by reference to such laws and regulations.

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

Connecticut Banking Laws and Supervision

          The Commissioner regulates the Bank’s internal organization as well as its deposit, lending and investment activities.  The approval of the Commissioner is required for, among other things, the establishment of branch offices and business combination transactions.  The Commissioner conducts periodic examinations of the Bank.  The FDIC also regulates many of the areas regulated by the Commissioner, and federal law may limit some of the authority provided to the Bank by Connecticut law.

          Lending Activities.  Connecticut banking laws grant banks broad lending authority.  With certain limited exceptions, however, total secured and unsecured loans made to any one obligor under this statutory authority may not exceed 10% and 15%, respectively, of the Bank’s equity capital and reserves for loan and lease losses.

          A savings bank may pay cash dividends out of its net profits.  For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations.  Further, the total amount of all dividends declared by a savings bank in any calendar year may not exceed the sum of the Bank’s net profits for the year in question combined with its retained net profits from the preceding two calendar years.  Additionally, earnings appropriated to reserves for loan losses and deducted for federal income tax purposes are not available for cash dividends without the payment of taxes at then-current income tax rates on the amount used.  Federal law also prevents an institution from paying dividends or making other capital distributions that, if by doing so, would cause it to become “undercapitalized.”  The FDIC may limit a savings bank’s ability to pay dividends.  No dividends may be paid to the Bank’s stockholders if such dividends would reduce stockholders’ equity below the amount of the liquidation account required by the Connecticut conversion regulations.

          Branching Activities.  Any Connecticut-chartered bank meeting certain statutory requirements may, with the Commissioner’s approval, establish and operate branches in any town or towns within the state and establish mobile branches.

          Investment Activities.  Connecticut law requires the board of directors of each Connecticut bank to adopt annually an investment policy to govern the types of investments the bank makes, and to periodically review a bank’s adherence to its investment policy.  The investment policy must establish standards for the making of prudent investments and procedures for divesting investments no longer deemed consistent with a bank’s investment policy.  In recent years, Connecticut law has expanded bank investment activities.

          Connecticut banks may invest in debt securities and debt mutual funds without regard to any other liability to the Connecticut bank of the maker or issuer of the debt securities and debt mutual funds, if the debt securities and debt mutual funds are rated in the three highest rating categories or otherwise deemed to be a prudent investment, and so long as the total amount of debt securities and debt mutual funds of any one issuer will not exceed 25% of the Bank’s total equity capital and reserves for loan and lease losses and the total amount of all its investments in debt securities and debt mutual funds will not exceed 25% of its assets.  In addition, a Connecticut bank may invest in certain government and agency obligations according to the same standards as debt securities and debt mutual funds except without any percentage limitation.

          Similarly, Connecticut banks may invest in equity securities and equity mutual funds without regard to any other liability to the Connecticut bank of the issuer of equity securities and equity mutual funds, so long as the total amount of equity securities and equity mutual funds of any one issuer does not exceed 25% of the bank’s total equity capital and reserves for loan and lease losses and the total amount of the bank’s investment in all equity securities and equity mutual funds does not exceed 25% of its assets.

          Powers.  In recent years, Connecticut law has expanded banks’ powers.  Connecticut law permits Connecticut banks to sell insurance and fixed- and variable-rate annuities if licensed to do so by the Connecticut Insurance Commissioner.  Connecticut law authorizes a new form of Connecticut bank known as an uninsured bank.  An uninsured bank has the same powers as insured banks except that it does not accept retail deposits and is not required to insure deposits with the FDIC.  With the prior approval of the Commissioner, Connecticut banks are also authorized to engage in a broad range of activities related to the business of banking, or that are financial in nature or that are permitted under the Bank Holding Company Act (“BHCA”) or the Home Owners’ Loan Act (“HOLA”), both federal statutes, or the regulations promulgated as a result of these statutes.  Connecticut banks are also authorized to engage in any activity permitted for a national bank or a federal savings association upon filing notice with the Commissioner unless the Commissioner disapproves the activity.

          Assessments.  Connecticut banks may be required to pay annual assessments to the Connecticut Department of Banking to fund the Department’s operations.  The general assessments are paid pro-rata based upon a bank’s asset size.  The assessments paid by the Bank for the years ended December 31, 2002 and 2001 were $74,000 and $14,000, respectively.

          Enforcement.  Under Connecticut law, the Commissioner has extensive enforcement authority over Connecticut banks and, under certain circumstances, affiliated parties, insiders, and agents.  The Commissioner’s enforcement authority includes cease and desist orders, fines, receivership, conservatorship, removal of officers and directors, emergency closures, dissolution and liquidation.

Federal Regulations

          Capital Requirements. Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as the Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

          The FDIC regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as the Bank’s “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the FDIC’s risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight, loans secured by one- to four-family residential properties generally have a 50% risk weight, and commercial loans have a risk weighting of 100%.

          State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital. Banks that engage in specified levels of trading activities are subject to adjustments in their risk based capital calculation to ensure the maintenance of sufficient capital to support market risk.

          The Federal Deposit Insurance Corporation Improvement Act (the “FDICIA”) required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans.  The FDIC, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy.

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

Investment Activities

          Since the enactment of the FDICIA, all state-chartered FDIC insured banks, including savings banks, have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law.  The FDICIA and the FDIC permit exceptions to these limitations.  For example, state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ National Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended.  In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the BIF.  The FDIC has adopted revisions to its regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Bank received grandfathered authority from the FDIC in March 1993 to invest in listed stocks and/or registered shares.  The maximum permissible investment is 100% of Tier 1 capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Connecticut law, whichever is less.  Such grandfathered authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control.  As of December 31, 2002, the Bank had $31.02 million of securities which were held under such grandfathering authority.  The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) specifies that a nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Interstate Branching

          Beginning June 1, 1997, the Interstate Banking Act (the “IBA”) permitted the responsible federal banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under the law of the two states.  The IBA also permitted a state to “opt in” to the provisions of the IBA before June 1, 1997, and permitted a state to “opt out” of the provisions of the IBA by adopting appropriate legislation before that date.  In 1995, Connecticut affirmatively “opted-in “ to the provisions of the IBA.  Accordingly, beginning June 1, 1997, the IBA permitted a bank, such as the Bank, to acquire branches in a state other than Connecticut unless the other state had opted out of the IBA.  The IBA also authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders.

Prompt Corrective Regulatory Action

          Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements.  For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

          The FDIC has adopted regulations to implement the prompt corrective action legislation.  An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater.  An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater.  An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%.  An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%.  An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.  As of December 31, 2002, the Bank was a “well capitalized” institution.

          “Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan.  A bank’s compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized.  If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”  “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company.  “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

Transactions with Affiliates

          Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (the “FRA”).  In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank.  Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of such savings bank’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to 20% of capital stock and surplus.  The term “covered transaction” includes, among other things, the making of loans or other extensions of credit to an affiliate and the purchase of assets from an affiliate.  Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate.  Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

          Further, Section 22(h) of the FRA restricts an institution with respect to loans to directors, executive officers, and principal stockholders (“insiders”).  Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus.  Loans to insiders above specified amounts must receive the prior approval of the board of directors.  Further, under Section 22(h), loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the

Bank’s employees and does not give preference to the insider over the employees.  Section 22(g) of the FRA places additional limitations on loans to executive officers.

Enforcement

          The FDIC has extensive enforcement authority over insured savings banks, including the Bank.  This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers.  In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

          The FDIC has authority under Federal law to appoint a conservator or receiver for an insured bank under limited circumstances.  The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.”  The FDIC may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution’s financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Insurance of Deposit Accounts

          The FDIC has adopted a risk-based insurance assessment system.  The FDIC assigns an institution to one of three capital categories based on the institution’s financial condition consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group.  The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds.  An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned.  Assessment rates for insurance fund deposits currently range from 0 basis points for the strongest institution to 27 basis points for the weakest.  BIF members are also required to assist in the repayment of bonds issued by the Financing Corporation in the late 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation.  For 2002, the total FDIC assessment was $281,000.  The FDIC is authorized to raise the assessment rates.  The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future.  If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

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

Federal Reserve System

          The FRB regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts).  The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $42.1 million or less (which may be adjusted by the FRB) the reserve requirement is 3%; and for amounts greater than $42.1 million, 10% (which may be adjusted by the FRB between 8% and 14%), against that portion of total transaction accounts in excess of $42.1 million.  The first $6.0 million of otherwise reservable balances (which may be adjusted by the FRB) are exempted from the reserve requirements.  The Bank is in compliance with these requirements.

Federal Home Loan Bank System

          The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks.  The FHLB provides a central credit facility primarily for member institutions.  The Bank, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in the FHLB of Boston in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Boston, whichever is greater.  The Bank was in compliance with this requirement with an investment in FHLB of Boston stock at December 31, 2002 of $30.78 million.  At December 31, 2002, the Bank had $528.89 million in FHLB of Boston advances.

          The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs.  These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.  If dividends were reduced, or interest on future FHLB of Boston advances increased, the Bank’s net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks’ funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. For the years ended December 31, 2002 and 2001, cash dividends from the FHLB of Boston to the Bank amounted to approximately $1.13 million and $824,000, respectively.  Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the FHLB stock held by the Bank.

Holding Company Regulation

          Federal law allows a state savings bank that qualifies as a “Qualified Thrift Lender,” discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the HOLA.  Such election allows its holding company to be regulated as a savings and loan holding company by the OTS rather than as a bank holding company by the FRB.  The Bank has made such election, and the Company is a nondiversified savings and loan holding company within the meaning of the HOLA.  The Company is registered with the OTS and has adhered to the OTS’s regulations and reporting requirements.  In addition, the OTS may examine and supervise the Company, and the OTS has enforcement authority over the Company and its non-savings institution subsidiaries.  Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.  Additionally, the Bank is required to notify the OTS at least 30 days before declaring any dividend to the Company.  By regulation, the OTS may restrict or prohibit the Bank from paying dividends.

          The Company is a unitary savings and loan holding company under federal law because the Bank is its only insured subsidiary.  Formerly, a unitary savings and loan holding company was not restricted as to the types of business activities in which it could engage, provided that its subsidiary savings association continued to be a qualified thrift lender.  The GLB Act, however, restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999 to activities permissible for a financial holding company as defined under the legislation, including insurance and securities activities, and those permitted for a multiple savings and loan holding company as described below.  The Company is subject to these activities restrictions.  Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company.  The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the BHCA, provided the prior approval of the OTS is obtained, to activities permitted for financial holding companies and to other activities authorized by OTS regulation.  Multiple savings and loan holding companies are generally prohibited from acquiring or retaining more than 5% of a non-subsidiary company engaged in activities other than those permitted by the HOLA or those permitted for financial holding companies.

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

          To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the FRB), the Bank must qualify as a Qualified Thrift Lender (“QTL”).  To qualify as a QTL, the Bank must maintain compliance with the test for a “domestic building and loan association,” as defined in the Internal Revenue Code, or with a QTL Test.  Under the QTL Test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period.  As of December 31, 2002 the Bank maintained in excess of 78% of its portfolio assets in qualified thrift investments.  The Bank also met the QTL test in each of the last 12 months and, therefore, met the QTL Test.

          Acquisition of the Company.  Under the Federal Change in Bank Control Act (the “CIBCA”), a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company’s outstanding voting stock, unless the OTS has found that the acquisition will not result in a change of control of the Company.  Under the CIBCA, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.  Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

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

Federal Securities Laws

          Upon the completion of the Conversion in March 2000, the Company’s common stock became registered with the SEC under the Exchange Act.  The Company now observes the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

          The registration under the Securities Act of shares of the common stock issued in the Conversion did not cover the resale of such shares.  Shares of the common stock purchased by persons who are not affiliates of the Company may be resold without registration.  The resale restrictions of Rule 144 under the Securities Act govern shares purchased by an affiliate of the Company.  If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate’s sale to be aggregated with those of other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (1) 1% of the outstanding shares of the Company or (2) the average weekly volume of trading in such shares during the preceding four calendar weeks.  Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under specific circumstances.

FEDERAL AND STATE TAXATION OF INCOME

Federal Income Taxation

          General. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company and the Bank in the same manner as to other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank’s federal income tax returns have been either audited or closed under the statute of limitations through tax year 1999. For its 2002 tax year, the Bank’s maximum federal income tax rate was 35%.

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

          Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $19.01 million of the Bank’s accumulated bad debt reserves would not be recaptured into taxable income unless the Bank makes a “non-dividend distribution” to the Company as described below.

          Distributions. If the Bank makes “non-dividend distributions” to the Company, they will be considered to have been made from the Bank’s unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from the Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank’s current or accumulated earnings and profits will not be so included in the Bank’s taxable income.

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

          In May 1998, the State of Connecticut enacted legislation permitting the formation of passive investment company subsidiaries by financial institutions. This legislation exempts qualifying passive investment companies from the Connecticut corporation business tax and excludes dividends paid from a passive investment company from the taxable income of the parent financial institution. The Bank established a passive investment company in January 1999 and eliminated the state income tax expense of the Company effective December 31, 1998 through December 31, 2002. The State of Connecticut continues to be under pressure to find new sources of revenue, and therefore could propose legislation to eliminate the passive investment company exemption. If such legislation were enacted, the Company would be subject to state income taxes in Connecticut.

Item 2. Properties.

Properties

          The Company and the Bank currently conduct their business through their main office located in Manchester, Connecticut, and 27 other full-service banking offices. The Company and the Bank believe that their facilities are adequate to meet their present and immediately foreseeable needs. (dollars in thousands)

Location	Leased, Licensed or Owned		Original Year Leased or Acquired		Date of Lease/ License Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2002

Main Branch and Executive Office: 923 Main Street Manchester, CT 06040	Owned		1932		—	$1,950
Branch Offices: 285 East Center Street Manchester, CT 06040	Leased		1956		2016	$190
220 North Main Street Manchester, CT 06040	Leased		1970		2005	$60
344 West Middle Turnpike Manchester, CT 06040	Owned		2001	(2)	—	$434
214 Spencer Street Manchester, CT 06040	Leased		2001	(2)	2005	$172
1065 Main Street East Hartford, CT 06108	Leased		2001	(2)	2010	$49
950 Silver Lane East Hartford, CT 06108	Leased		2001	(2)	2006	$488
955 Sullivan Avenue South Windsor, CT 06074		(1)	1965		2010	$497
481 Buckland Road South Windsor, CT 06074	Leased		2001	(2)	2003	$12

Location	Leased, Licensed or Owned		Original Year Leased or Acquired		Date of Lease/ License Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2002

Eastford Center, County Road Eastford, CT 06242	Leased		1985		2004	$—
122A Prospect Hill Road East Windsor, CT 06088	Leased		1985		2004	$—
6 Storrs Road Mansfield, CT 06250	Leased		1986		2005	$73
200 Merrow Road Tolland, CT 06084	Leased		1989		2004	$33
1320 Manchester Road Glastonbury, CT 06033		(1)	1987		2007	$236
2510 Main Street Glastonbury, CT 06033	Owned		2001	(2)	—	$1,464
902 Main Street South Glastonbury, CT 06073	Leased		2001	(2)	2005	$33
435 Hartford Turnpike Vernon, CT 06066	Leased		1988		2003	$23
35 Talcottville Road Vernon, CT 06066	Leased		2001	(2)	2007	$—
1078 N. Main Street Dayville (Killingly), CT 06241	Leased		1990		2005	$—

Location	Leased, Licensed or Owned	Original Year Leased or Acquired		Date of Lease/ License Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2002

Route 66 Columbia, CT 06237	Owned	1991		—	$227
1671 Boston Turnpike Coventry, CT 06238	Leased	1993		2013	$66
Route 31 & Stonehouse Road Coventry, CT 06238	Leased	2001	(2)	2003	$—
596 Middle Turnpike Storrs, CT 06268	Owned	1995		—	$741
49 Hazard Avenue Enfield, CT 06082	Leased	1995		2007	$61
2133 Poquonock Avenue Windsor, CT 06095	Leased	1996		2006	$138
38 Wells Road Wethersfield, CT 06109	Leased	1996		2008	$88
55 South Main Street West Hartford, CT 06107	Leased	1997		2006	$187
175 West Road Ellington, CT 06029	Leased	2001	(2)	2012	$15
Drive/Walk in facility: Annex - Maple Street Manchester, CT 06040	Owned	2001	(2)	—	$14

Location	Leased, Licensed or Owned		Original Year Leased or Acquired		Date of Lease/ License Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2002

ATM Facilities:
Rt.6 Andover, CT 06232	Leased		1974		2004	$—
700 Burnside Ave. East Hartford, CT 06108	Leased		1966		2003	$—
1 Main Street East Hartford, CT 06118	Leased		1975		2005	$—
60 Bidwell Street Manchester, CT 06040	Licensed	(4)	1990		(4)	$—
Buckland Hills Mall Manchester, CT 06040	Leased		1992		2004	$—
469 Hartford Rd Manchester, CT 06040	Leased		1970		2003	$—
71 Haynes Street Manchester, CT 06040	Licensed	(4)	1989		(4)	$—
317 Highland Street Manchester, CT 06040	Leased		2001	(2)	2003	$—
241 West Middle Turnpike Manchester, CT 06040	(1)		1983		2023	$146
62 Buckland Street Manchester, CT 06040	Leased		1990		2004	$—

Location	Leased, Licensed or Owned		Original Year Leased or Acquired	Date of Lease/ License Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2002

31 Union Street Rockville, CT 06066	Licensed	(4)	1995	(4)	$—
Route 195 Storrs, CT 06268	Leased		2002	2007	$27
Administrative Offices:
469 Hartford Road Manchester, CT 06040	Leased		1970	2003	$—
50-56 Cottage Street Manchester, CT 06040	Owned		1986	—	$—
935 Main Street Manchester, CT 06040	Owned		(3)	—	$2,770
935 Main Street Units B102 & B102A Manchester, CT 06040	Leased		1997	2006	$80
945 Main Street Unit 305 Manchester, CT 06040	Owned		1997	—	$125
945 Main Street Unit 309 Manchester, CT 06040	Owned		1998	—	$88
903 Main Street Manchester, CT 06040	Owned		2001	—	$1,659
35-43 Oak Street Manchester, CT 06040	Owned		1995	—	$684
681 Main Street Plantsville, CT 06479	Leased		1997	2003	$—

					$12,830

(1)	The Bank owns the building and leases the land and only owns the building as long as the lease is in effect.
(2)	The Bank acquired these properties on August 31, 2001 from First Federal.
(3)	The Bank owns seventeen commercial condominiums, which were all acquired at various times between 1990 and 2000 and are used for administrative offices.
(4)	The Bank maintains a license to possess the property. Generally, the holder of a license has less property rights than the possessor of a leasehold interest. The license has no expiration date.

Personnel

          As of December 31, 2002, the Bank had 436 full-time employees and 95 part-time employees, none of whom is represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

Item 3. Legal Proceedings.

          Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. The Company is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

          None.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

          The Company’s Common Stock has been traded on the NASDAQ National Market under the symbol “SBMC” since the Company’s initial public offering closed on March 1, 2000 and the Common Stock began trading on March 2, 2000. The initial offering price was $10.00 per share.   The following table sets forth the high and low closing prices (such prices reflect interdealer prices, without retail markup, markdown or commissions and may not necessarily represent actual transactions) of the Common Stock from January 1, 2001 to December 31, 2002, as reported by NASDAQ and any dividends that the Company paid in the respective period.

Quarter ended	Cash Dividend Paid	High	Low

March 31, 2001	$0.00	$21.00	$17.88
June 30, 2001	0.09	26.18	19.88
September 30, 2001	0.09	26.52	20.45
December 31, 2001	0.11	26.70	22.09
March 31, 2002	$0.13	$28.94	$25.50
June 30, 2002	0.13	33.64	27.80
September 30, 2002	0.14	37.70	28.40
December 31, 2002	0.16	40.80	33.90

As of February 4, 2003, the Company had approximately 4,605 stockholders of record.

          Declarations of dividends by the Board of Directors, if any, will depend upon a number of factors, investment opportunities available to the Company, capital requirements, regulatory limitations, the Company’s financial condition and results of operations, tax considerations and general economic conditions.  No assurances can be given, however, that any dividends will continue to be paid.

          The Company’s ability to declare dividends is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current and/or immediately preceding fiscal year.

Item 6. Selected Consolidated Financial Data.

          The Company has derived the following selected consolidated financial and other data in part from the consolidated financial statements and notes appearing elsewhere in this Form 10-K. The Bank acquired First Federal on August 31, 2001. First Federal’s results are included in the amounts below for periods after August 31, 2001 which significantly affects the comparability of period to period results.

	At December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Selected Consolidated Financial Data:
Total assets	$2,547,542	$2,446,424	$1,403,311	$1,227,798	$1,108,287
Cash and cash equivalents	25,264	122,624	64,797	26,678	45,048
Loans, net	1,540,567	1,421,143	995,764	938,340	806,787
Securities held to maturity:
Mortgage-backed securities	—	—	—	25,474	22,742
Other investment securities	—	—	—	20,586	29,855

Total securities held to maturity	—	—	—	46,060	52,597

Securities available for sale:
Mortgage-backed securities	210,409	149,750	80,223	16,204	12,859
Collateralized mortgage obligations	250,428	258,601	—	—	—
U.S. Government and agency obligations	164,580	183,813	85,254	81,328	71,703
Common stock and mutual funds	31,020	61,556	49,144	50,545	42,773
Other securities	185,185	104,814	93,460	33,777	40,816

Total securities available for sale	841,622	758,534	308,081	181,854	168,151

Deposits	1,595,979	1,590,938	933,370	906,591	855,117
Short-term borrowed funds	121,052	117,180	106,493	95,814	79,545
Advances from Federal Home Loan Bank	533,890	465,355	100,000	84,000	45,000
Stockholders’ equity	251,560	235,374	232,539	123,223	112,807
Premises and equipment, net	17,793	19,348	13,197	14,436	15,621
Nonperforming assets (1)	2,894	7,763	7,046	12,089	3,283

(1) Nonperforming assets consist of nonperforming loans, troubled debt restructurings, and other real estate owned.

	For the Year Ended December 31,

	2002	2001	2000		1999	1998

	(in thousands, except per share data)
Selected Operating Data:
Total interest and dividend income	$140,566	$115,387	$95,092		$78,834	$76,858
Total interest expense	59,908	51,932	43,842		37,374	37,200

Net interest income	80,658	63,455	51,250		41,460	39,658
Provision for loan losses	1,500	2,000	1,200		1,100	1,200

Net interest income after provision for loan losses	79,158	61,455	50,050		40,360	38,458

Noninterest income:
Gains on sales of securities, net	2,703	481	445		1,372	2,621
Other than temporary impairment of investment securities	(1,493)	(4,076)	—		—	—
Increase in cash surrender value of life insurance	2,407	1,032	—		—	—
Service charges and fees	12,902	9,556	7,649		5,866	5,448

Other	2,507	2,004	2,175		2,168	4,091

Total noninterest income	19,026	8,997	10,269		9,406	12,160

Noninterest expense	59,609	51,313	49,277		36,586	37,092

Income before provision for income taxes	38,575	19,139	11,042		13,180	13,526
Provision for income taxes	12,626	6,375	3,659		4,426	4,208

Net income	$25,949	$12,764	$7,383		$8,754	$9,318

Diluted earnings per share (1)	$2.40	$1.19	$0.59	(2)	n/a	n/a
Cash dividends declared per share (1)	$0.43	$0.42	$—		n/a	n/a
Cash dividends paid per share (1)	$0.56	$0.29	$—		n/a	n/a

(1)	Earnings per share and cash dividends declared and paid per share are not applicable for periods prior to the Conversion.
(2)	This figure is for the ten month period from March 1, 2000 through December 31, 2000 due to the Conversion.

	At or For the Year Ended December 31,

	2002	2001	2000	1999	1998

Selected Operating Ratios and Other Data (2):
Performance Ratios:
Average yield on interest-earning assets	6.05%	6.89%	7.39%	7.22%	7.67%
Average rate paid on interest-bearing liabilities	2.88	3.63	4.11	3.81	4.02
Average interest rate spread (3)	3.17	3.26	3.28	3.41	3.65
Net interest margin (4)	3.49	3.81	4.00	3.82	3.98
Interest-earning assets to interest-bearing liabilities	112.28	117.73	121.03	111.92	109.00
Net interest income after provision for loan losses to noninterest expense	132.80	119.76	101.57	110.32	103.68
Noninterest expense as a percentage of average assets	2.41	2.91	3.65	3.18	3.46
Return on average assets	1.05	0.72	0.55	0.76	0.87
Return on average equity	10.43	5.50	3.59	7.53	8.71
Ratio of average equity to average assets	10.06	13.19	15.24	10.11	9.99
Dividend payout ratio (1)	17.28	36.96	—	—	—
Regulatory Capital Ratios:
Leverage capital ratio	7.57	6.63	12.82	9.10	9.33
Total risk-based capital ratio (2)	12.78	10.85	19.63	13.96	13.89
Asset Quality Ratios (2):
Nonperforming loans and troubled debt restructurings as a percentage of total loans (5)	0.19	0.53	0.69	1.21	0.19
Nonperforming assets and troubled debt restructurings as a percentage of total assets	0.11	0.32	0.50	0.98	0.30
Allowance for loan losses as a percentage of total loans	1.04	1.06	1.16	1.12	1.30
Allowance for loan losses as a percentage of nonperforming loans and troubled debt restructurings	558.81	198.31	168.96	92.44	694.55
Net loans charged-off to average interest-earning loans	0.04	0.06	0.01	0.12	0.07
Full service offices at end of period	28	28	23	23	23

(1)

Dividend payout ratio is calculated using date of dividend declaration. During 2002, the Company changed its dividend declaration date to the first month following a quarter-end. If the 2002 ratio were to include the dividend declared January 21, 2003 the ratio for 2002 would be 24.47%.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The following discussion should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and related Notes appearing elsewhere in this form 10-K.

General

          The Company has only one subsidiary, The Savings Bank of Manchester.  The Bank’s results of operations depend primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Bank also generates noninterest income primarily from fees charged on customers’ accounts and fees earned on activities such as investment services provided through a third party registered broker-dealer. Gains on sales of securities are another source of noninterest income. The Bank’s noninterest expenses primarily consist of employee compensation and benefits, occupancy expense, advertising and other operating expenses. The Bank’s results of operations are also affected by general economic and competitive conditions, notably changes in market interest rates, government policies and regulations. The Bank exceeded all of its regulatory capital requirements at December 31, 2002.

Acquisition of First Federal

          On August 31, 2001, the Company completed its acquisition of First Federal in a transaction accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of First Federal are reflected in the Company’s consolidated balance sheets at December 31, 2002 and December 31, 2001, and the results of operations of First Federal since August 31, 2001 are included in the consolidated statements of operations for the years ended December 31, 2002 and December 31, 2001, as required by the purchase method of accounting.

Significant Accounting Policies

          Note 1 of the Notes to Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. The following is a brief discussion of the more significant critical accounting policies and methods used by the Company in preparation of financial statements.

          General. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of income and expenses during the reporting periods. The most significant estimates and assumptions relate to determining the allowance for loan losses, other than temporary impairment of securities, income taxes, impairments of intangible assets and pension and other postretirement benefits. Actual amounts could differ significantly from these estimates. Senior management has discussed the development and selection of these accounting estimates and the related disclosures with the audit committee of the Company’s Board of Directors.

          Allowance for Loan Losses. The Bank devotes significant attention to maintaining high loan quality through its underwriting standards, active servicing of loans and aggressive management of nonperforming assets. The allowance for loan losses is maintained at a level estimated by management to provide adequately for probable loan losses which are inherent in the loan portfolio.  Probable loan losses are estimated based on a quarterly review of the loan portfolio, loss experience, specific problem loans, economic conditions and other pertinent factors.  In assessing risks inherent in the portfolio, management considers the risk of loss on nonperforming and classified loans including an analysis of collateral in each situation.  The Bank’s methodology for assessing the appropriateness of the allowance for loan losses includes several key elements.  Problem loans are identified and analyzed individually to detect specific losses including an analysis of estimated cash flows for impaired loans. The loan portfolio is also segmented into pools of loans that are similar in type and risk characteristics (i.e., commercial, consumer and mortgage loans).

Loss factors based on the Bank’s historical chargeoffs are applied using the Bank’s historical experience and may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.  Additionally, the portfolio is segmented into pools based on internal risk ratings with estimated loss factors applied to each rating category.  Other factors considered in determining probable loan losses are any changes in concentrations in the portfolio, trends in loan growth, the relationship and trends in recent years of recoveries as a percentage of prior chargeoffs and peer bank’s loss experience. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary, and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Bank believes it has established its existing allowance for loan losses consistent with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not request the Bank to increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Material increases in the allowance for loan losses will adversely affect the Bank’s financial condition and results of operations.

          Other than Temporary Impairment of Securities. On a quarterly basis, the Company reviews available for sale investment securities with unrealized depreciation for six consecutive months and other securities with unrealized depreciation on a judgmental basis to assess whether the decline in fair value is temporary or other than temporary.  The Company judges whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons.  Once the estimated reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. Unrealized losses which are not expected to reverse in the near term are charged to operations.

          Income Taxes. The Company has not provided for Connecticut state income taxes since December 31, 1998 since it has a passive investment company (PIC) as permitted by Connecticut law. The Company believes it complies with the state PIC requirements and that no state taxes are due from December 31, 1998 through December 31, 2002; however, the Company has not been audited by the state for such periods. If the state were to determine that the PIC was not in compliance with statutory requirements a material amount of taxes could be due.

          Impairment of Intangibles. The Company periodically evaluates intangible assets for potential impairment indicators and reviews goodwill for impairment at least on an annual basis. The Company’s judgements regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of acquired operations. Future events or changes in the fair value of the Company’s common stock could cause the Company to conclude that impairment indicators exist and that intangible assets are impaired. Any resulting impairment loss could have a material adverse impact on the Company’s consolidated financial condition and results of operations.  See Note 1 to the consolidated financial statements for further discussion.

          Pension and other Postretirement Employee Benefits. The determination of the Company’s obligation and expense for pension and other postretirement benefits is dependent on the Company’s selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 14 to the consolidated financial statements and in Liquidity and Capital Resources below, and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. In accordance with accounting principles generally accepted in the United States, actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and therefore, generally affect the Company’s recognized expense and recorded obligation in such future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect pension and other postretirement obligations and the Company’s future expense.

Comparison of Financial Condition at December 31, 2002 and 2001

          Total assets increased $101.12 million, or 4.13%, to $2.55 billion at December 31, 2002 as compared to $2.45 billion at December 31, 2001. The increase was primarily due to a $119.43 million increase in net loans and an $83.09 million increase in securities, partially offset by a $97.36 million decrease in cash and cash equivalents. The increase in loans was primarily due to real estate loans, as one- to four-family mortgages increased $65.29 million and construction, commercial and multi-family mortgages increased $31.81 million. The increase in securities was mainly due to the deployment of cash and cash equivalents as the Bank sold collateralized mortgage obligations previously acquired from First Federal in December 2001 and had not reinvested the funds in longer term securities as of year-end 2001. The increase in securities was mainly in mortgage-backed and asset-backed securities, partially offset by the sale of collateralized mortgage obligations. The growth in assets was primarily funded by an increase in advances from FHLB of $68.53 million.  Stockholders’ equity increased $16.19 million, primarily due to net income for the period, partially offset by the funding of the trustees’ repurchase of restricted stock associated with the October 21, 2002 restricted stock awards under the Company’s 2002 Equity Compensation Plan and the declaration of $0.43 per share, or $4.48 million, of dividends during 2002.

          Deposits totaled $1.60 billion at December 31, 2002, an increase of $5.04 million, or 0.32%, compared to $1.59 billion at December 31, 2001. The deposit growth reflects an increase in nonmaturity deposits partially offset by a decrease in certificates of deposit. Nonmaturity deposits (savings, money market, NOW and demand deposit accounts) increased $98.79 million, while certificates of deposits decreased $93.75 million. The Bank shifted its marketing focus during 2002 to obtain nonmaturity deposit accounts to take advantage of their lower cost of funds when compared to certificates of deposits. In addition, the Bank continues to market a short-term commercial transactional repurchase agreement (“repo”) account to commercial businesses. These repo accounts increased $3.87 million, or 3.30%, during 2002. Advances from Federal Home Loan Bank increased $68.53 million, or 14.73%, from $465.36 million in 2001, to $533.89 million at December 31, 2002. These funds were primarily used to fund real estate loan growth.

          Nonperforming assets totaled $2.89 million at December 31, 2002 compared to $7.76 million at December 31, 2001, representing a decrease of $4.87 million, or 62.76%. The decrease in nonperforming loans was in commercial loans of $2.10 million, construction, commercial real estate and multifamily mortgages of $1.81 million, one- to four-family mortgages of $439,000, and consumer loans of $436,000. During the fourth quarter of 2002, the Bank received $6.03 million to pay off its two largest nonperforming loans. The first nonperforming loan, a $2.39 million construction mortgage, was paid off in October 2002. The Bank received $3.23 million which paid off the remaining principal and resulted in a recovery of previously charged off principal of $700,000 and a recovery of interest income not previously accrued of $136,000. In December 2002, the Bank received $2.80 million to payoff a commercial loan that was in nonaccrual status. The Bank paid off the remaining principal of $2.43 million and recorded a recovery of previously charged off principal of $34,000 and a recovery of interest income not previously accrued of $332,000. Nonperforming loans as a percentage of gross loans decreased to 0.19% at December 31, 2002 from 0.53% at December 31, 2001.  Nonperforming assets as a percentage of total assets decreased to 0.11% at December 31, 2002 from 0.32% at December 31, 2001.  Other real estate owned declined $84,000, or 100.00%, to zero as of December 31, 2002 due to property sales.

          Other intangible assets decreased $3.33 million from $12.93 million at December 31, 2001 to $9.60 million at December 31, 2002.  The decrease is primarily due to the amortization of intangible assets recorded from the First Federal acquisition in 2001. The Bank amortized a total of $3.93 million during 2002 of which $3.47 million was related to the acquisition of First Federal. In 1997 and 1995, the Bank acquired certain fixed assets and assumed certain deposit liabilities of three branches in Central and Northern Connecticut. The Bank amortized $432,000 during 2002 relating to these branch purchases. During 2002, the Bank acquired certain assets of On Line Services (“OLS”), a company that provided merchant processing services mainly in western Massachusetts.  The Bank recorded a $300,000 intangible asset in connection with the purchase and is amortizing the asset on a straight line basis over an eight year period.  The Bank amortized $25,000 during 2002 relating to OLS. Partially offsetting the $3.93 million amortization was the recording of the OLS intangible asset as well as an increase in an additional minimum pension liability. The Bank recorded an intangible asset of $299,000 related to the additional miminum pension liability. The additional minimum pension liability relates to the Bank’s qualified defined benefit pension plan, supplemental retirement plans for certain executives and a consultation plan for certain outside directors.

          Goodwill decreased $482,000 from $19.97 million at December 31, 2001 to $19.49 million at December 31, 2002. During 2002, the Bank finalized its allocation of the purchase price for the First Federal acquisition which resulted in a reduction in goodwill and income taxes payable. The adjustment primarily represented a reduction in tax reserves as of the acquisition date.

          Other assets increased $1.70 million, from $4.25 million at December 31, 2001 to $5.95 million at December 31, 2002. The increase was due mainly to the funding of a previously established supplemental retirement plan for executives.

          Other liabilities increased $2.96 million from $27.00 million at December 31, 2001 to $29.96 million at December 31, 2002. The increase in other liabilities was primarily due to increased benefit plan accruals.

          Total capital increased $16.19 million, or 6.88%, to $251.56 million at December 31, 2002 compared to $235.37 million at December 31, 2001. The increase was primarily due to net income for the period, partially offset by the funding of the trustees’ repurchase of restricted stock associated with the October 21, 2002 restricted stock awards under the Company’s 2002 Equity Compensation Plan, the repurchase of 165,422 shares of Treasury stock for $5.52 million and the declaration of $0.43 per share, or $4.48 million, of dividends during 2002.

Comparison of Operating Results for the Years Ended December 31, 2002 and 2001

          Net Income. Net income for the year ended December 31, 2002 was $25.95 million compared to net income of $12.76 million for the prior year, an increase of $13.19 million, or 103.37%. Earnings per diluted share for the year ended December 31, 2002 were $2.40 based on 10.79 million weighted average shares outstanding, compared to earnings per diluted share for the prior year of $1.19 based on 10.70 million weighted average shares outstanding. During the year ended December 31, 2002, the Company recorded $2.70 million ($1.76 million, net of tax) of net gains from securities transactions and a charge of $1.49 million ($969,000, net of tax) for other than temporary impairment of investment securities. During the year ended December 31, 2001, the Company recorded $481,000 ($313,000, net of tax) of net gains from securities transactions and a charge of $4.08 million ($2.65 million, net of tax) for other than temporary impairment of investment securities. In addition, during the third quarter of 2001 the Company recorded $1.42 million of director and employee retirement expenses and $872,000 of relocation and branch closing costs resulting from the 2001 acquisition of First Federal.

          Net Interest Income. Net interest income increased $17.20 million, or 27.10%, to $80.66 million for 2002 from $63.46 million for 2001. The increase was primarily a result of higher interest income from an increase in the level of average interest earning assets, partially offset by lower yields.  The increase in interest income was partially offset by higher interest expense resulting from an increase in the level of average interest bearing liabilities, partially offset by lower rates.  The higher levels of average interest earning assets and average interest bearing liabilities was primarily due to the acquisition of First Federal in August 2001. Lower asset yields and lower deposit and borrowing rates were primarily caused by a lower overall interest rate environment in 2002 as compared to 2001.

          Interest and dividend income increased $25.18 million, or 21.82%, to $140.57 million for 2002 from $115.39 million for 2001. The average yield on interest earning assets decreased 84 basis points from 6.89% in 2001 to 6.05% in 2002, primarily due to a decrease in market interest rates.  Interest income on loans increased $14.62 million, or 16.93%, to $100.98 million for 2002 compared to $86.36 million for 2001. The increase was primarily due to a $345.67 million increase in the average balance of loans outstanding, partially offset by a 74 basis point decrease in the average yield on loans primarily due to a lower interest rate environment. The increase in the average balance of loans was due to the First Federal acquisition and post-acquisition loan growth. Total gross loans increased by $120.37 million, or 8.38%, from December 31, 2001 to December 31, 2002 and by $175.00 million, or 12.67%, from September 30, 2001, the first quarter-end after the acquisition, to December 31, 2002. Most of the loan growth during these periods was related to loans secured by residential and commercial real estate. Interest and dividend income from investment securities and other interest-bearing assets increased $10.56 million, or 36.38%, to $39.59 million for 2002 compared to $29.03 million for 2001. The increase in interest and dividend income from investment securities and other interest-bearing assets was due to an increase in the average balance of $309.81 million, or 59.42%, to $831.21 million for the year ended December 31, 2002, primarily due to the First Federal acquisition. Investment and other interest-bearing asset yields decreased 81 basis points in 2002 as compared to 2001 due to a decrease in market interest rates.

          Interest expense increased $7.98 million, or 15.37%, to $59.91 million for 2002 from $51.93 million for 2001. The increase reflects an increase in expense on advances from FHLB of $11.56 million, partially offset by a decrease in expense on deposits and escrow of $2.34 million and a decrease in expense for short-term borrowed funds of $1.24 million. Interest expense on advances from FHLB increased primarily due to increased average volume of  $248.20 million, partially offset by lower rates of 28 basis points. Interest expense on deposits and escrow decreased primarily due to lower rates of 108 basis points partially offset by higher average volume of $399.42 million.  The higher volumes were primarily due to the First Federal acquisition, and the lower rates were due to a decrease in market interest rates. Interest expense on short-term borrowed funds represented by commercial transactional repurchase agreements decreased primarily due lower rates of 119 basis points.  The average cost of funds for the Company decreased 75 basis points from 3.63% in 2001 to 2.88% in 2002, mainly due to lower market interest rates.

          Provision for Loan Losses. The provision for loan losses was $1.50 million for 2002 compared to $2.00 million for 2001. The allowance for loan losses was 1.04% of total loans and 558.81% of nonperforming loans at December 31, 2002 compared to 1.06% and 198.31%, respectively, at December 31, 2001. The decrease in provision is due to an additional provision of $500,000 recorded in the third quarter of 2001 related to First Federal and a recovery of $700,000 recorded in the fourth quarter of 2002 in connection with the repayment of the Bank’s largest nonperforming loan. Management increased the loan loss provision for the third quarter of 2001 to increase the reserve for First Federal loans to the amounts recorded by the Bank on comparable loans.

          Noninterest Income. Noninterest income increased $10.03 million or 111.44% to $19.03 million for 2002 as compared to $9.00 million for 2001. The increase in noninterest income was primarily due to increases in service charges and fees, gains from sales of securities, income from cash surrender value life insurance, income from brokerage commissions and a decrease in other than temporary impairment of investment securities.  Service charges and fee income increased $3.34 million, or 34.94%, from $9.56 million in 2001 to $12.90 million in 2002. Service charges on checking accounts and ATM fees increased $1.24 million over the prior year primarily due to the First Federal acquisition. Merchant service fees increased $859,000 over the prior year as transaction levels at the Bank’s merchants increased.

          Loan related fees increased $698,000 over the prior year mainly due to commercial mortgage prepayment penalties, late charges and reduced amortization of mortgage servicing rights. For each commercial mortgage loan originated, the Bank typically will include a prepayment clause that would require the borrower to pay a prepayment fee if the borrower repays the loan prior to maturity.  Depending on the original term of the loan, these clauses typically range from 5 to 10 years from the date of origination. During 2002, primarily in the fourth quarter, commercial mortgages totaling $18.66 million were prepaid by the borrower.In all cases, the Bank granted new loans with market interest rates and terms including additional prepayment provisions. These refinancings decreased the rate on these mortgages from 8.08% to 6.21%, or a decrease of 187 basis points. Fees of $325,000 were collected and recorded as income in relation to these loan repayments. Management believes that if the Bank had chosen not to modify these interest rates, the majority of the borrowers would have paid the prepayment penalty and left the Bank. Debit and credit card fees increased $452,000 year primarily due to the First Federal acquisition.

          Gains on sales of securities increased $2.22 million over the prior year mainly due to sales of equity securities. Income from cash surrender value life insurance and brokerage commissions increased primarily due to the First Federal acquisition and the related increase in life insurance.

          On a quarterly basis, the Company reviews available for sale investment securities with unrealized depreciation for six consecutive months and other securities with unrealized depreciation on a judgmental basis to assess whether the decline in fair value is temporary or other than temporary.  The Company judges whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons.  Once the estimated reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. In accordance with this policy, for the year ended December 31, 2002 and 2001 the Company recorded other than temporary impairment charges of $1.49 million and $4.08 million, respectively. The charges were computed using the closing price of the securities as of the respective impairment date. All of the securities impaired are publicly traded. There were no material unrecognized impairment losses as of December 31, 2002 and 2001.

          Noninterest Expense. Noninterest expense increased $8.30 million, or 16.18%, to $59.61 million for 2002 from $51.31 million for 2001. The increase in noninterest expense for 2002 was primarily due to higher salaries, employee benefits, fees and services, amortization of other intangible assets, occupancy and furniture and equipment expenses. Partially offsetting these increases was the 2001 charges pertaining to director and employee retirement expenses and relocation and branch closing costs. The primary reason for increases in noninterest expense was the acquisition of First Federal. Salaries increased $2.25 million, or 12.36%, from $18.20 million at December 31, 2001 to $20.45 million at December 31, 2002, mainly due to the addition of 108 full time equivalent employees due to the First Federal acquisition. Employee benefits increased $2.87 million, or 33.29%, from $8.62 million for the year ended December 31, 2001 to $11.49 million for the year ended December 31, 2002.  The increase was due to an increase in pension expense of $795,000 primarily due to the First Federal acquisition, increased ESOP expense of $498,000 due to a higher average stock price, increased payroll taxes of $376,000 due primarily to more employees, an increase in cost of nonqualified benefit plans of $321,000, an increase in health insurance costs of $296,000 and an increase in restricted stock expense of $215,000 primarily due to the 2002 Equity Compensation Plan.

          Fees and services increased $1.47 million from $5.72 million for 2001 to $7.19 million for 2002. Within fees and services, several areas had increased costs. Consulting fees increased $376,000 primarily due to the hiring of outside information systems consultants. Programming and software licensing fees increased $307,000 as the Bank continues to upgrade its software programs. Debit card expenses increased $207,000 as more debit card transactions were processed. Investment consulting fees increased $192,000 as the Bank’s portfolio grew due to the acquisition of First Federal. Director fees increase $142,000 primarily due to the addition of two former First Federal directors to the Bank Board and one former First Federal director to the Holding Company Board, as well as more committee meetings.

          Amortization of other intangible assets increased $1.95 million, or 98.48%, during 2002.  Due to the acquisition of First Federal, the Company recorded other intangible assets for noncompete agreements with former First Federal executives and a core deposit intangible. The noncompete agreement intangible amortized four months during 2001 and eight months in 2002, as it was amortized on a straight line basis over its term of twelve months.  The core deposit intangible amortized four months in 2001 and twelve months in 2002, as it is being amortized on a straight line basis over its estimated life of eight years.

          Occupancy expenses increased $555,000 and furniture and equipment expenses increased $512,000 primarily due to the acquisition of First Federal. During the third quarter of 2001, the Company recorded noninterest expenses totaling $2.29 million that are nonrecurring in nature including director and employee retirement expenses of $1.42 million and $872,000 of relocation and branch closing costs. The Bank offered an early retirement package to certain employees resulting in a charge of $547,000. CTBS granted stock options and restricted stock to the former Chairman of the Board, incurring $541,000 of expense.  CTBS also accelerated the vesting of previously granted stock options and restricted stock to a director who retired on December 31, 2001.  The charge incurred with the vesting acceleration was $331,000.  The Bank recorded $872,000 of relocation and branch closing costs primarily due to the closing of five SBM branches that were no longer necessary due to overlap of market areas caused by the acquisition of First Federal.

          Provision for Income Taxes. The provision for income taxes increased $6.25 million, or 97.96%, to $12.63 million for 2002 from $6.38 million for 2001. The effective tax rates were 32.73% for 2002 and 33.31% for 2001.  The slight decrease in effective rate is primarily due to certain tax advantaged assets acquired from First Federal, including municipal bonds and bank owned life insurance. The increase in tax expense is due to an increase in taxable income.

Comparison of Operating Results for the Years Ended December 31, 2001 and 2000

          Net Income. Net income increased by $5.38 million, or 72.90%, to $12.76 million for 2001 from $7.38 million for 2000. Earnings per diluted share for the year ended December 31, 2001 were $1.19 based on 10.70 million weighted average diluted shares outstanding.  During 2001, the Company recorded charges of $4.08 million of other than temporary impairment of investment securities. In addition, during 2001 the Company recorded director and employee retirement expenses of $1.42 million and $872,000 of relocation and branch closing costs resulting from the acquisition of First Federal.  Net income for the year ended December 31, 2000 was reduced by a one-time nonrecurring expense of $8.32 million ($5.41 million, net of tax) relating to the Company’s establishment of SBM Charitable Foundation, Inc. in March 2000 in connection with the Bank’s Conversion from the mutual holding company form of organization to the stock holding company form of organization.  Due to the timing of the Conversion, earnings per share for the year ended December 31, 2000 are not meaningful.

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

          Interest and dividend income increased $20.30 million, or 21.35%, to $115.39 million for 2001 from $95.09 million for 2000. The average yield on interest earning assets decreased 50 basis points from 7.39% in 2000 to 6.89% in 2001, primarily due to a decrease in general market interest rates.  Interest income on loans increased $10.20 million, or 13.39%, to $86.36 million for 2001 compared to $76.16 million for 2000. The increase was primarily due to a $170.06 million increase in the average balance of loans outstanding, partially offset by a 25 basis point decrease in the average yield on loans primarily due to a lower interest rate environment. Interest and dividend income from investment securities and other interest-bearing assets increased $10.10 million, or 53.35%, to $29.03 million for 2001 compared to $18.93 million for 2000. The increase in interest and dividend income from investment securities and other interest-bearing assets was due to an increase in the average balance of $219.98 million, or 72.98%, to $521.40 million for the year ended December 31, 2001, primarily due to the First Federal acquisition. Investment and other interest-bearing asset yields decreased 74 basis points in 2001 as compared to 2000 due to a decrease in market interest rates.

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

          Provision for Loan Losses. The provision for loan losses was $2.00 million for 2001 compared to $1.20 million for 2000.  The allowance for loan losses was 1.06% of total loans and 198.31% of nonperforming loans at December 31, 2001 compared to 1.16% and 168.96%, respectively, at December 31, 2000. The increase in provision is primarily due to an additional provision of $500,000 recorded in the third quarter of 2001 related to First Federal.

Management increased the loan loss provision for the third quarter of 2001 to bring the reserves on First Federal loans to the amounts recorded by the Bank on comparable loans.

          Noninterest Income. Noninterest income decreased $1.27 million or 12.37% to $9.00 million for 2001 as compared to $10.27 million for 2000. On a quarterly basis, the Company reviews available for sale investment securities with unrealized depreciation for six consecutive months and other securities with unrealized depreciation on a judgmental basis to assess whether the decline in fair value is temporary or other than temporary.  The Company judges whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons.  Once the estimated reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. In accordance with this policy, for the year ended December 31, 2001 and 2000 the Company recorded other than temporary impairment charges of $4.08 million and $0, respectively. The charges were computed using the closing price of the securities as of the respective impairment date. All of the securities impaired are publicly traded. There were no material unrecognized impairment losses as of December 31, 2001 and 2000. Partially offsetting this charge, fee income from service charges and account fees was $9.56 million in 2001 compared with $7.65 million for 2000. The increase in fee income and service charges is primarily due to the acquisition of deposits from First Federal. The Bank had earnings on life insurance of $1.03 million in 2001 as compared to $0 in 2000. The Bank acquired $20.36 million of life insurance from First Federal during the third quarter of 2001.  Additionally, on June 15, 2001, the Bank purchased $20.00 million of life insurance with cash surrender value of $20.00 million.  The life insurance was purchased on key Bank officers.

          Noninterest Expense. Noninterest expense increased $2.03 million, or 4.12%, to $51.31 million for 2001 from $49.28 million for 2000. The increase in noninterest expense for 2001 was primarily due to higher salaries, employee benefits, fees and services, amortization of other intangible assets and to charges pertaining to director and employee retirement expenses and relocation and branch closing costs. Partially offsetting these increases was the 2000 expense of $8.32 million of securities contributed to SBM Charitable Foundation, Inc. in connection with the Company’s March 2000 initial public offering. Excluding the charges pertaining to director and employee retirement expenses and relocation and branch closing costs in 2001 and the contribution to the New Foundation in 2000, noninterest expenses increased $8.06 million, or 19.68%, to $49.02 million for 2001 from $40.96 million in 2000. The primary reason for increases in noninterest expense was the acquisition of First Federal. Salaries increased $1.91 million, or 11.72%, mainly due to the addition of 108 full time equivalent employees. Employee benefits increased $2.63 million, or 43.91%, from $5.99 million for the year ended December 31, 2000 to $8.62 million for the year ended December 31, 2001.  The increase was due to the granting of restricted stock under the 2000 Stock-Based Incentive Plan resulting in a charge of $1.63 million in 2001, increased ESOP expense of $513,000 due to a higher average stock price, an increase in cost of nonqualified benefit plans of $246,000 and an increase in health insurance costs of $207,000.

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

	For the Year Ended December 31,

	2002			2001			2000

	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate

	(dollars in thousands)
Interest-earning assets:
Loans (1) (6) (7):
Real estate	$1,211,503	$81,317	6.71%	$914,824	$66,802	7.30%	$773,358	$57,200	7.40%
Consumer	121,522	8,052	6.63	95,133	7,228	7.60	76,588	6,321	8.25
Commercial (5)	173,860	11,653	6.70	151,267	12,391	8.19	141,212	12,704	9.00

Total loans (5)	1,506,885	101,022	6.70	1,161,224	86,421	7.44	991,158	76,225	7.69

Mortgage-backed securities (2)	131,189	7,860	5.99	104,200	6,792	6.52	61,117	4,499	7.36
Collateralized mortgage obligations (2)	224,268	11,633	5.19	115,979	6,111	5.27	—	—	—
Investment securities (2)(5):
U.S. Government and agency obligations	164,452	7,434	4.52	95,861	5,509	5.75	83,540	5,399	6.46
Municpal obligations	23,606	1,684	7.13	9,899	703	7.10	2,955	213	7.21
Corporate securities	58,430	3,591	6.15	51,638	3,848	7.45	51,103	3,584	7.01
Common stock and mutual funds	34,789	1,400	4.02	39,301	1,464	3.73	33,855	1,360	4.02
Other equity securities	1,092	8	0.73	701	3	0.43	432	—	—
Asset-backed securities	102,553	4,610	4.50	27,104	1,986	7.33	27,330	1,796	6.57
Other interest-bearing assets:
Federal Home Loan Bank stock	30,783	1,135	3.69	15,227	824	5.41	6,477	460	7.10
Federal funds sold	60,050	1,037	1.73	61,492	2,300	3.74	34,607	2,001	5.78

Total interest-earning assets (5)	2,338,097	$141,414	6.05%	1,682,626	$115,961	6.89%	1,292,574	$95,537	7.39%

Noninterest-earning assets	134,865			77,981			55,676

Total assets	$2,472,962			$1,760,607			$1,348,250

	For the Year Ended December 31,

	2002			2001			2000

	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate

	(dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW accounts	$211,276	$1,115	0.53%	$150,693	$1,055	0.70%	$115,819	$1,378	1.19%
Savings and money market accounts	574,412	7,720	1.34	382,045	8,420	2.20	297,276	8,225	2.77
Certificates of deposit	686,683	25,459	3.71	542,888	27,113	4.99	432,624	23,672	5.47
Escrow deposits	10,013	167	1.67	7,332	211	2.88	6,069	163	2.69

Total interest-bearing deposits	1,482,384	34,461	2.32	1,082,958	36,799	3.40	851,788	33,438	3.93
Short-term borrowed funds	116,318	1,644	1.41	110,823	2,882	2.60	110,520	3,653	3.31
Advances from Federal Home Loan Bank	483,641	23,803	4.92	235,440	12,251	5.20	105,692	6,751	6.39

Total interest-bearing liabilities	2,082,343	$59,908	2.88%	1,429,221	$51,932	3.63%	1,068,000	$43,842	4.11%

Noninterest-bearing liabilities	141,729			99,224			74,828

Total liabilities	2,224,072			1,528,445			1,142,828
Stockholders’ equity	248,890			232,162			205,422

Total liabilities and stockholders’ equity	$2,472,962			$1,760,607			$1,348,250

Net interest-earning assets	$255,754			$253,405			$224,574

Net interest income (5)		$81,506			$64,029			$51,695

Interest rate spread (3)(5)			3.17%			3.26%			3.28%
Net interest margin (4)(5)			3.49%			3.81%			4.00%
Ratio of interest-earning assets to interest-bearing liabilities			112.28%			117.73%			121.03%
Taxable-equivalent adjustments Loans		$44			$62			$62
Investment securities		804			512			383

Total		$848			$574			$445

(1)	Balances are net of undisbursed proceeds of construction loans in process and include nonperforming loans.
(2)	Yields are calculated on amortized cost and exclude the impact of unrealized gains and losses on available for sale securities.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents fully taxable-equivalent net interest income as a percentage of average interest-earning assets.
(5)	Fully taxable-equivalent yields are calculated assuming a 35% federal income tax rate.
(6)	Interest on nonperforming loans has been included only to the extent reflected in the Consolidated Statements of Income.
(7)	Includes amortization of net deferred loan fees (net of costs) of $110,000, $157,000, and $301,000 in 2002, 2001 and 2000, respectively.

Rate/Volume Analysis

     The following table presents the effects of changing rates and volumes on the interest income and interest expense of the Bank on a fully taxable equivalent basis. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). For purposes of this table, changes attributable to changes in both rate and volume, which cannot be segregated, are shown in the rate/vol column.

	2002 Compared to 2001				2001 Compared to 2000

	Increase (Decrease) Due to				Increase (Decrease) Due to

	(in thousands)
	Rate	Volume	Rate/Vol	Net	Rate	Volume	Rate/Vol	Net

Interest-earning assets:
Loans:
Real estate	$(5,398)	$21,664	$(1,751)	$14,515	$(728)	$10,463	$(133)	$9,602
Consumer	(925)	2,005	(256)	824	(502)	1,531	(122)	907
Commercial	(2,252)	1,851	(337)	(738)	(1,137)	905	(81)	(313)

Total loans	(8,575)	25,520	(2,344)	14,601	(2,367)	12,899	(336)	10,196
Mortgage-backed securities	(549)	1,759	(142)	1,068	(515)	3,171	(363)	2,293
Collateralized mortgage obligations	(95)	5,706	(89)	5,522	—	6,111	—	6,111
Investment securities and other interest-earning assets	(3,996)	11,571	(3,313)	4,262	(1,084)	3,714	(806)	1,824

Total interest-earning assets	(13,215)	44,556	(5,888)	25,453	(3,966)	25,895	(1,505)	20,424

Interest-bearing liabilities:
Deposits:
NOW accounts	(260)	424	(104)	60	(567)	415	(171)	(323)
Savings and money market accounts	(3,285)	4,240	(1,655)	(700)	(1,673)	2,345	(477)	195
Certificates of deposit	(6,985)	7,181	(1,850)	(1,654)	(2,066)	6,033	(526)	3,441
Escrow deposits	(89)	77	(32)	(44)	12	34	2	48

Total deposits	(10,619)	11,922	(3,641)	(2,338)	(4,294)	8,827	(1,172)	3,361
Short-term borrowed funds	(1,316)	143	(65)	(1,238)	(779)	10	(2)	(771)
Advances from Federal Home Loan Bank	(664)	12,915	(699)	11,552	(1,251)	8,288	(1,537)	5,500

Total interest-bearing liabilities	(12,599)	24,980	(4,405)	7,976	(6,324)	17,125	(2,711)	8,090

Increase (decrease) in net interest income	$(616)	$19,576	$(1,483)	$17,477	$2,358	$8,770	$1,206	$12,334

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

          The Bank’s primary investing activities are: (1) originating residential one-to four-family mortgage loans and, to a lesser extent, commercial business and real estate loans, multi-family loans, single-family construction loans, home equity loans and lines of credit and consumer loans and (2) investing in mortgage-backed securities, collateralized mortgage obligations, asset-backed securities, U.S. Government and agency obligations, corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposit growth and FHLB of Boston advances. During the years ended December 31, 2002 and 2001, the Bank’s loan originations and purchases, net of repayments totaled $125.68 million and $153.17 million, respectively. During 2001, the Bank also acquired $284.66 million in gross loans from First Federal. During the years ended December 31, 2002 and 2001, the Bank purchased securities classified as available for sale of $417.65 million and $115.67 million, respectively. During 2001, the Bank also acquired $612.49 million in securities from First Federal. The Bank experienced a net increase in total deposits, exclusive of the First Federal acquisition, of $7.08 million and $24.72 million for the years ended December 31, 2002 and 2001, respectively, primarily as a result of retail and commercial programs designed to attract deposits. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. During 2001, the Bank also acquired $635.12 million in deposits from First Federal. Proceeds from sales of loans, maturities, calls and sales of securities, principal payments on mortgage-backed securities and collateralized mortgage obligations and net FHLB advances were  $4.41 million, $205.87 million,  $129.80 million, and $71.86 million respectively, for the year ended December 31, 2002. Proceeds from sales of loans, maturities, calls and sales of securities, principal payments on mortgage-backed securities and collateralized mortgage obligations and net FHLB advances were  $7.32 million, $172.53 million, $91.13 million, and $49.96 million respectively, for the year ended December 31, 2001. During 2001, the Bank also acquired $316.55 million in FHLB advances from First Federal. The Bank closely monitors its liquidity position on a daily basis.  If the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances and through repurchase agreement borrowing facilities.

          Certificates of deposit that are scheduled to mature in one year or less from December 31, 2002 totaled $398.88 million. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. Occasionally, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank’s historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

          The Bank has a non-contributory defined benefit pension plan (the “Pension Plan”) covering substantially all employees.  The benefits are based on years of service and average compensation as defined in the Pension Plan. The Company’s policy is to contribute annually the amount necessary to satisfy the requirements of the Employee Retirement Income Security Act of 1974.

          Our pension expense for the Pension Plan was $1.67 million and $873,000 (excluding $509,000 relating to the acquisition of First Federal and $264,000 in special termination benefits) for the years ended December 31, 2002 and 2001, respectively, and is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on our Pension Plan assets of 8.50% each year. In developing our expected long-term rate of return assumption, we evaluated input from our actuaries, including their review of asset class return expectations as well as long-term inflation assumptions.  We anticipate that our investment managers will continue to generate long-term returns of at least 8.50%.  We regularly review our asset allocation and periodically rebalance our investments when considered appropriate. We continue to believe that 8.50% is a reasonable long-term rate of return on our Pension Plan assets, despite the recent market downturn in which our Pension Plan assets had a loss of 9.20% for the year ended December 31, 2002. We will continue to evaluate our actuarial assumptions, including our expected rate of return, at least annually, and will adjust as necessary.

          We base our determination of pension expense or income on a market-related valuation of assets which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a four-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Since the market-related value of assets recognizes gains or losses over a four-year period, the future value of assets will be impacted as previously deferred gains or losses are recorded.

          The discount rate that we utilize for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency.  The discount rate determined on this basis has decreased from 7.00% at December 31, 2001 to 6.50% at December 31, 2002.  Based on an expected rate of return on our Pension Plan assets of 8.50%, a discount rate of 6.50% and various other assumptions, we estimate that our pension expense for the Pension Plan will approximate $2.87 million, $3.41 million and $3.88 million in 2003, 2004 and 2005, respectively. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in our Pension Plan.

          Lowering the expected long-term rate of return on our Pension Plan assets by 0.50% (from 8.50% to 8.00%) would have increased our pension expense for 2002 by approximately $157,000. Lowering the discount rate and the salary increase assumptions by 0.50% would have increased our pension expense for 2002 by approximately $44,000.

          The value of our Pension Plan assets has decreased from $30.37 million at December 31, 2001 to $25.97 million at December 31, 2002. The investment performance returns and declining discount rates have further increased the underfunded status of our Pension Plan, net of benefit obligations, from $6.92 million at December 31, 2001 to $19.01 million at December 31, 2002. Due to the recent reductions in the funded status of our Pension Plan, we believe that, based on our actuarial assumptions, we will be required to continue to make cash contributions to our Pension Plan.

          During 2002, the Bank contributed $1.41 million to the Pension Plan which was the minimum required and maximum deductible for the 2001 plan year.  During 2003, the Bank expects to contribute $2.16 million to the Pension Plan which is the minimum required and maximum deductible for the 2002 plan year.  In the absence of significant changes, it is estimated that the minimum required contribution for the 2003 plan year will be between $2.50 million and $2.70 million.  The estimated increase in the minimum required contribution takes into account the phase-in of investment losses experienced by the Pension Plan.

          The Bank also has supplemental retirement agreements with certain officers and outside directors.  The benefit obligation as of December 31, 2002 is $6.79 million and is unfunded.

          The Bank must satisfy various regulatory capital requirements administered by the federal banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2002, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $188.04 million, or 7.57% of average quarterly assets, which is above the required level of $99.40 million, or 4.00%, and total risk-based capital of $204.21 million, or 12.78% of risk weighted assets, which is above the required level of $127.84 million, or 8.00%. The Bank is considered “well capitalized” under regulatory guidelines.

Off Balance Sheet Information

          The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments included commitments to extend credit of approximately $270.53 million and $235.52 million as of December 31, 2002 and 2001, respectively, and standby letters of credit of approximately $4.78 million and $6.75 million as of December 31, 2002 and 2001, respectively. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments.

          These consolidated financial instruments involve, to varying degrees, elements of credit and interest rate risk. The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for existing loans. Management believes that the Bank controls the credit risk of these financial instruments through credit approvals, lending limits, monitoring procedures and the receipt of collateral when deemed necessary.

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bank management evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include income producing commercial properties, accounts receivable, inventory and property, plant and equipment.

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

          As of December 31, 2002, the Company’s contractual obligations by payment due period were (in thousands):

Contractual Obligations	2003	2004	2005	2006	2007	Thereafter	Total

FHLB advances	$83,000	$132,000	$91,000	$47,000	$18,000	$157,889	$528,889
Operating leases	1,144	1,035	818	526	377	1,617	5,517

Total contractual obligations	$84,144	$133,035	$91,818	$47,526	$18,377	$159,506	$534,406

Impact of Inflation and Changing Prices

          The consolidated financial statements and related data presented in this Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike many industrial companies, substantially all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a more significant impact on the Bank’s performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

Impact of New Accounting Standards

          Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires the Company to test goodwill for impairment by applying an annual fair-value-based test rather than amortizing the goodwill. Recognized intangible assets, such as core deposit intangibles, will continue to be amortized over their useful lives. The Company evaluated the useful lives as required by SFAS No. 142, and no change was made regarding lives upon adoption. SFAS No. 142 prohibits the amortization of goodwill but requires that it be tested for impairment at least annually at the reporting unit level.  In accordance with SFAS No. 142, goodwill related to the First Federal acquisition on August 31, 2001 was never amortized. The Company completed its initial assessment of the goodwill recorded in conjunction with the 2001 acquisition of First Federal as of January 1, 2002, in accordance with the provisions of SFAS No. 142 and as of September 30, 2002, the Company completed its annual assessment of goodwill. No impairment charges were recorded as a result of the initial or first annual assessment.  The Company will perform its annual assessment of impairment on September 30 of each subsequent year or sooner if impairment indicators are present.

          In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and an amendment of that statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS No. 145 amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s consolidated financial statements.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 will effect any restructuring activities of the Company after December 31, 2002.

          In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions” which is effective October 1, 2002. SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or Similar Association is Acquired in a Business Combination Accounted for by the Purchase Method” and requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. In addition, SFAS No. 147 amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to include in its scope long-term customer relationship intangible assets of financial institutions. The adoption of SFAS No. 147 on October 1, 2002 had no effect on the Company’s consolidated financial statements.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure and amendment to FASB No. 123”, which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, “Accounting for Stock-Based Compensation”, and modifies the disclosure requirements of that Statement. The Company has not adopted the fair value recognition principles of SFAS No. 123. The Company has included the annual disclosures required by SFAS No. 148 in this filing and will incorporate the quarterly disclosure requirements in future quarterly filings.

          In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation requires certain guarantees to be recorded at fair value and also requires a guarantor to make new disclosures, even when the likelihood of making payments under the guarantee is remote. In general, the

Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying contract that is related to an asset, liability, or an equity security of the guaranteed party. The recognition provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

          In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which requires an enterprise to assess if consolidation is appropriate based upon its variable economic interests in variable interest entities (“VIE’s”). The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. An entity is considered to be a VIE if it lacks a sufficient amount of voting equity interests (e.g. 10% of total assets) that are subject to the risk of loss or residual return of the entity. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur or both. A direct or indirect ability to make decisions that significantly affect the results of the activities of a VIE is a strong indication that an enterprise has one or both of the characteristics that would require consolidation of the VIE. Interpretation No. 46 is effective for new VIE’s established subsequent to February 1, 2003 and must be adopted for existing VIE’s by July 1, 2003. The Company does not invest in investment structures that require analysis under this Interpretation and the adoption of Interpretation No. 46 will not have any impact on the Company’s consolidated financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

          The Bank’s market risk also includes equity price risk. The Bank’s common stock and mutual fund portfolio had gross unrealized gains of $4.79 million and gross unrealized losses of $459,000 at December 31, 2002 which are included, net of taxes, in accumulated other comprehensive income, a separate component of the Bank’s capital. If equity security prices decline due to unfavorable market conditions or other factors, the Bank’s capital would decrease.

          The Bank’s investment policy authorizes it to be a party to financial instruments with off-balance sheet risk in the normal course of business to reduce its exposure to fluctuations in interest rates. All counter-parties must be pre-approved by the Bank’s Executive Committee and reported to its Investment Committee. At December 31, 2002 the Bank had no derivative instruments.

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

          The table below sets forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods using balance sheet simulation. The simulation uses projected repricing of assets and liabilities at December 31, 2002 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments. Prepayment rates can have a significant impact on the Company’s balance sheet simulation. Because of the large percentage of loans, collateralized mortgage obligations and mortgage-backed securities held by the Company, rising or falling interest rates have a significant impact on the prepayment speeds of the Company’s earning assets, which in turn effect the Company’s rate sensitivity position. When open-market interest rates rise, prepayments tend to slow. When open-market interest rates fall, prepayments tend to rise. The Company’s asset sensitivity would be reduced if prepayments slow, and vice versa. While the Bank believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security, collateralized mortgage obligation and loan repayment activity.

	Percentage Change in Estimated Net Interest Income Over

	12 months	24 months

200 basis point increase in rates	(0.98)%	0.35%
200 basis point decrease in rates	(1.00)%	(4.47)%

          The two hundred basis point change in rates in the above table is assumed to occur evenly over the next twelve months.  Based on the scenario above, net income would be adversely affected (within the Bank’s internal guidelines) in both the twelve and twenty-four month periods in a declining rate environment. In a rising rate environment net income would be adversely affected over the next twelve months and positively affected over a twenty-four month period. For each percentage point change in net interest income, the effect on net income would be $544,000, assuming a 35% tax rate.

Item 8. Financial Statements and Supplementary Data.

          For a listing of consolidated financial statements which are included in this document, see page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Information regarding changes in accountants is incorporated herein by reference from the section entitled “Proposal 2 – Ratification of Independent Auditors – Change in Independent Auditors” of the Company’s definitive proxy statement which will be filed no later than 120 days after December 31, 2002.

PART III

Item 10. Directors and Executive Officers of the Registrant.

          Information regarding directors and Section 16(a) Compliance is incorporated herein by reference from the Sections entitled “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement which will be filed no later than 120 days after December 31, 2002.

Item 11. Executive Compensation.

          Incorporated herein by reference from the Sections entitled “Proposal 1 – Election of Directors – Directors’ Compensation” and “Executive Compensation” of the Company’s definitive proxy statement which will be filed no later than 120 days after December 31, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          Incorporated herein by reference from the Section entitled “Stock Ownership” of the Company’s definitive proxy statement which will be filed no later than 120 days after December 31, 2002.

          The following table sets forth the information about Company common stock that may be issued upon exercise of options and rights under all of the Company’s equity compensation plans as of December 31, 2002, including the 2000 Stock-Based Incentive Plan and the 2002 Equity Compensation Plan. The Company’s stockholders have approved both of these plans.

	(a)	(b)	(c)
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	1,733,788	$25.87	53,524
Equity compensation plans not approved by security holders	—	—	—

Total	1,733,788	$25.87	53,524

Item 13. Certain Relationships and Related Transactions.

          Incorporated herein by reference from the Section entitled “Transactions with Management” of the Company’s definitive proxy statement which will be filed no later than 120 days after December 31, 2002.

PART IV

Item 14. Controls and Procedures.

          (a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

          (b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)  Financial Statements

          The following consolidated financial statements of Connecticut Bancshares, Inc. and subsidiaries are filed as part of this document under Item 8:

•	Independent Auditors’ Report
•	Report of Independent Public Accountants
•	Consolidated Statements of Condition at December 31, 2002 and 2001
•	Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000
•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000
•	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

          Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(b)	Reports on Form 8-K filed during the last quarter of 2002

None.

(c)	Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number

2.1

Amended Provisional Plan of Conversion for Connecticut Bankshares, M.H.C. and The Savings Bank of Manchester (including the Amended and Restated Stock Articles of Incorporation and Bylaws of The Savings Bank of Manchester). (1)

	3.1	Certificate of Incorporation of Connecticut Bancshares, Inc. (1)
	3.2	Second Amended and Restated Bylaws of Connecticut Bancshares, Inc. (2)
	4.0	Draft Stock Certificate of Connecticut Bancshares, Inc. (1)
	10.1	Connecticut Bancshares, Inc. 2000 Stock-Based Incentive Plan (3)

10.2	Employment Agreement between The Savings Bank of Manchester and Richard P. Meduski (4)
10.3	Employment Agreement between The Savings Bank of Manchester and Charles L. Pike (4)
10.4	Employment Agreement between The Savings Bank of Manchester and Douglas K. Anderson (4)
10.5	Employment Agreement between The Savings Bank of Manchester and Roger A. Somerville (4)
10.6	Change-In-Control Agreement between The Savings Bank of Manchester and Michael J. Hartl (5)
10.7	Employment Agreement between Connecticut Bancshares, Inc. and Richard P. Meduski (4)
10.8	Employment Agreement between Connecticut Bancshares, Inc. and Charles L. Pike (4)
10.9	Employment Agreement between Connecticut Bancshares, Inc. and Douglas K. Anderson (4)
10.10	Employment Agreement between Connecticut Bancshares, Inc. and Roger A. Somerville (4)
10.11	Connecticut Bancshares, Inc. 2002 Equity Compensation Plan (6)
11.0	Statement re: Computation of Per Share Earnings (included on page F-8 of the Consolidated Financial Statements and accompanying notes)
21.0	Subsidiaries Information Incorporated Herein By Reference to Part 1 – Subsidiaries of the Registrant
23.0	Consent of Independent Auditor (filed herewith)
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1 and any amendments thereto, Registration No. 333-90865.
(2)	Incorporated by reference into this document from the Quarterly Report on Form 10-Q dated March 31, 2001 and filed with the Securities and Exchange Commission on May 4, 2001.
(3)	Incorporated by reference into this document from the Registrant’s Proxy Statement dated August 18, 2000 and filed August 18, 2000.
(4)	Incorporated by reference into this document from the 1999 Annual Report on Form 10-K filed March 30, 2000.
(5)	Incorporated by reference into this document from the 2001 Annual Report on Form 10-K filed March 29, 2002.
(6)	Incorporated by reference into this document from the Registrant’s Proxy Statement dated April 9, 2002 and filed April 9, 2002.

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

Name	Title	Date

/s/ RICHARD P. MEDUSKI	President, Chief Executive Officer and Director	March 24, 2003
(principal executive officer)
Richard P. Meduski

/s/ MICHAEL J. HARTL	Senior Vice President and Chief Financial Officer	March 24, 2003
(principal accounting and financial officer)
Michael J. Hartl

/s/ L AURENCE P. RUBINOW	Director and Chairman of the Board	March 24, 2003

Laurence P. Rubinow

/s/ A. PAUL BERTE	Director	March 24, 2003

A. Paul Berte

/s/ TIMOTHY J. DEVANNEY	Director	March 24, 2003

Timothy J. Devanney

/s/ SHEILA B. FLANAGAN	Director	March 24, 2003

Sheila B. Flanagan

/s/ JOHN D. LABELLE, Jr.	Director	March 24, 2003

John D. LaBelle, Jr.

/s/ ERIC A. MARZIALI	Director	March 24, 2003

Eric A. Marziali

/s/ TIMOTHY J. MOYNIHAN	Director	March 24, 2003

Timothy J. Moynihan

/s/ JON L. NORRIS	Director	March 24, 2003

Jon L. Norris

/s/ WILLIAM D. O’NEILL	Director	March 24, 2003

William D. O’Neill

/s/ JOHN G. SOMMERS	Director	March 24, 2003

John G. Sommers

/s/ THOMAS E. TOOMEY	Director	March 24, 2003

Thomas E. Toomey

/s/ GREGORY S. WOLFF	Director	March 24, 2003

Gregory S. Wolff

CONFORMED

CERTIFICATIONS

I, Richard P. Meduski, certify, that:

1.	I have reviewed this annual report on Form 10-K of Connecticut Bancshares, Inc. (“the registrant”);

2.

Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 24, 2003

/s/ RICHARD P. MEDUSKI

Richard P. Meduski
President and Chief Executive Officer
(principal executive officer)

CONFORMED

CERTIFICATIONS

I, Michael J. Hartl, certify, that:

1.	I have reviewed this annual report on Form 10-K of Connecticut Bancshares, Inc. (“the registrant”);

2.

Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 24, 2003

/s/ MICHAEL J. HARTL

Michael J. Hartl
Senior Vice President and Chief Financial Officer
(principal accounting and financial officer)

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Independent Auditors’ Report

Board of Directors
Connecticut Bancshares, Inc.
Manchester, Connecticut

We have audited the accompanying consolidated statement of condition of Connecticut Bancshares, Inc. (a Connecticut stock bank holding company) and its subsidiary, The Savings Bank of Manchester (collectively, the Company), as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Connecticut Bancshares, Inc. as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated January 16, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Connecticut Bancshares, Inc. and subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Hartford, Connecticut
January 16, 2003

COPY

Report of Independent Public Accountants

To the Board of Directors of
Connecticut Bancshares, Inc.:

We have audited the accompanying consolidated statements of condition of Connecticut Bancshares, Inc. (a Connecticut stock bank holding company) and its subsidiary, The Savings Bank of Manchester (collectively, the Bank), as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

Arthur Andersen LLP

Hartford, Connecticut
January 16, 2002

Readers of these consolidated financial statements should be aware that this report is a copy of a previously issued Arthur Andersen LLP report and that this report has not been reissued by Arthur Andersen LLP. Furthermore, this report has not been updated since January 16, 2002.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Condition
As of December 31, 2002 and 2001
(Dollars in thousands)

	2002	2001

ASSETS
Cash and cash equivalents	$25,264	$122,624
Securities available for sale, at fair value	841,622	758,534
Loans held for sale	—	746
Loans, net	1,540,567	1,421,143
Federal Home Loan Bank Stock, at cost	30,783	30,783
Premises and equipment, net	17,793	19,348
Accrued interest receivable	12,613	12,933
Other real estate owned	—	84
Cash surrender value of life insurance	43,803	41,396
Current and deferred income taxes	58	1,686
Goodwill	19,488	19,970
Other intangible assets	9,598	12,927
Other assets	5,953	4,250

Total assets	$2,547,542	$2,446,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$1,595,979	$1,590,938
Short-term borrowed funds	121,052	117,180
Mortgagors’ escrow accounts	15,097	10,580
Advances from Federal Home Loan Bank	533,890	465,355
Accrued benefits and other liabilities	29,964	26,997

Total liabilities	2,295,982	2,211,050

Commitments and contingencies (Notes 14, 15, 18 and 19)
Stockholders’ equity:
Common stock ($.01 par value; 45,000,000 authorized shares; 11,270,968 and 11,235,608 shares issued at December 31, 2002 and 2001, respectively)	113	112
Additional paid-in capital	110,345	108,354
Retained earnings	149,554	127,737
ESOP unearned compensation	(7,444)	(8,065)
Restricted stock unearned compensation	(10,880)	(6,395)
Treasury stock, at cost (165,422 shares at December 31, 2002)	(5,522)	—
Accumulated other comprehensive income	15,394	13,631

Total stockholders’ equity	251,560	235,374

Total liabilities and stockholders’ equity	$2,547,542	$2,446,424

See notes to consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations
For the Years Ended December 31, 2002, 2001 and 2000
(Dollars in thousands, except for per share data)

	2002	2001	2000

Interest and dividend income:
Interest income on loans	$100,978	$86,359	$76,163
Interest and dividends on investment securities	39,588	29,028	18,929

Total interest and dividend income	140,566	115,387	95,092

Interest expense:
Interest on deposits and escrow	34,461	36,799	33,438
Interest on short-term borrowed funds	1,644	2,882	3,653
Interest on advances from Federal Home Loan Bank	23,803	12,251	6,751

Total interest expense	59,908	51,932	43,842

Net interest income	80,658	63,455	51,250
Provision for loan losses	1,500	2,000	1,200

Net interest income after provision for loan losses	79,158	61,455	50,050

Noninterest income:
Service charges and fees	12,902	9,556	7,649
Increase in cash surrender value of life insurance	2,407	1,032	—
Brokerage commission income	1,643	1,150	1,381
Gains on sales of securities, net	2,703	481	445
Other than temporary impairment of investment securities (Note 7)	(1,493)	(4,076)	—
Gains on mortgage loan sales, net	203	346	237
Other	661	508	557

Total noninterest income	19,026	8,997	10,269

Noninterest expense:
Salaries	20,452	18,196	16,289
Employee benefits	11,493	8,623	5,987
Fees and services	7,191	5,721	4,809
Occupancy, net	3,956	3,401	3,006
Amortization of other intangible assets	3,928	1,983	432
Furniture and equipment	3,852	3,340	2,956
Marketing	2,042	1,719	1,676
Foreclosed real estate expense	243	137	233
Net gains on sales of repossesed assets	(13)	(74)	(36)
Director and employee retirement expenses (Notes 3 and 12)	—	1,419	—
Relocation and branch closing costs (Note 13)	—	872	—
Securities contributed to SBM Charitable Foundation, Inc.	—	—	8,316
Other operating expenses	6,465	5,976	5,609

Total noninterest expense	59,609	51,313	49,277

Income before provision for income taxes	38,575	19,139	11,042
Provision for income taxes	12,626	6,375	3,659

Net income	$25,949	$12,764	$7,383

	2002	2001	For the Period from March 1, 2000 to December 31, 2000

Earnings per share (Note 1):
Basic	$2.57	$1.26	$0.59
Diluted	$2.40	$1.19	$0.59
Weighted average shares outstanding:
Basic	10,102,444	10,108,483	10,367,476
Diluted	10,794,497	10,695,366	10,368,049

See notes to consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2002, 2001 and 2000
(Dollars in thousands)

			Additional Paid-In Capital	Retained Earnings	ESOP Unearned Compensation	Restricted Stock Unearned Compensation	Treasury Stock	Accumulated Other Comprehensive Income	Total

	Common Stock

	Shares	Amount

BALANCE, December 31, 1999	—	$—	$—	$112,308	$—	$—	$—	$10,915	$123,223
Proceeds from issuance of common stock in connection with conversion, after expenses of approximately $4,300	10,400,000	104	99,714	—	(9,305)	—	—	—	90,513
Common stock issued to SBM Charitable Foundation, Inc.	832,000	8	8,308	—	—	—	—	—	8,316
Change in ESOP unearned compensation	—	—	235	—	620	—	—	—	855
Comprehensive income:
Net income	—	—	—	7,383	—	—	—	—	7,383
Change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	—	—	—	2,249	2,249

Total comprehensive income	—	—	—	7,383	—	—	—	2,249	9,632

BALANCE, December 31, 2000	11,232,000	112	108,257	119,691	(8,685)	—	—	13,164	232,539

Granting of restricted stock awards	460,512	5	8,470	—	—	(8,199)	—	—	276
Funding of trustee repurchases of restricted stock	(460,512)	(5)	(9,615)	—	—	—	—	—	(9,620)
Change in ESOP unearned compensation	—	—	748	—	620	—	—	—	1,368
Change in restricted stock unearned compensation	—	—	—	—	—	1,630	—	—	1,630
Granting of stock options to former Chairman of the Board	—	—	266	—	—	—	—	—	266
Accelerated vesting of restricted stock	—	—	40	—	—	174	—	—	214
Exercise of stock options	3,608	—	64	—	—	—	—	—	64
Accelerated vesting of stock options	—	—	124	—	—	—	—	—	124
Dividends declared ($0.42 per share)	—	—	—	(4,718)	—	—	—	—	(4,718)
Comprehensive income:
Net income	—	—	—	12,764	—	—	—	—	12,764
Change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	—	—	—	467	467

Total comprehensive income	—	—	—	12,764	—	—	—	467	13,231

BALANCE, December 31, 2001	11,235,608	112	108,354	127,737	(8,065)	(6,395)	—	13,631	235,374

Granting of restricted stock awards	168,750	2	6,328	—	—	(6,328)	—	—	2
Funding of trustee repurchases of restricted stock	(168,750)	(2)	(6,702)	—	—	—	—	—	(6,704)
Change in ESOP unearned compensation	—	—	1,342	—	621	—	—	—	1,963
Exercise of stock options, including tax benefits	35,360	1	772	—	—	—	—	—	773
Accelerated vesting of stock options	—	—	7	—	—	—	—	—	7
Tax benefits from vesting of restricted stock awards	—	—	244	—	—	—	—	—	244
Dividends declared ($0.43 per share)	—	—	—	(4,484)	—	—	—	—	(4,484)
Treasury stock purchased	(165,422)	—	—	—	—	—	(5,522)	—	(5,522)
Change in restricted stock unearned compensation	—	—	—	—	—	1,843	—	—	1,843
Other	—	—	—	352	—	—	—	—	352
Comprehensive income:
Net income	—	—	—	25,949	—	—	—	—	25,949
Change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	—	—	—	3,497	3,497
Additional minimum pension liability, net of taxes	—	—	—	—	—	—	—	(1,734)	(1,734)

Total comprehensive income	—	—	—	25,949	—	—	—	1,763	27,712

BALANCE, December 31, 2002	11,105,546	$113	$110,345	$149,554	$(7,444)	$(10,880)	$(5,522)	$15,394	$251,560

See notes to consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2002, 2001 and 2000
(In thousands)

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,949	$12,764	$7,383
Adjustments to reconcile net income to net cash provided by operating activities, excluding effects of acquisition:
Securities contributed to SBM Charitable Foundation, Inc.	—	—	8,316
Provision for loan losses	1,500	2,000	1,200
Depreciation	3,172	2,651	2,559
Amortization/accretion -
Other intangible assets	3,928	1,983	432
Premium on bonds	5,478	1,139	741
Amortization/accretion of fair market adjustment from First Federal Savings and Loan Association of East Hartford (“First Federal”) acquisition -
Loans	1,213	497	—
Time deposits	(2,040)	(1,323)	—
Advances from Federal Home Loan Bank	(3,322)	(1,148)	—
Amortization of mortgage servicing rights	611	881	387
Net (gains) losses on sales of other real estate owned	(13)	(74)	3
Net loss on disposal of fixed assets	145	9	—
Gains on sales of securities, net	(2,703)	(481)	(445)
Other than temporary impairment of investment securities	1,493	4,076	—
Gains on mortgage loan sales, net	(203)	(346)	(237)
Deferred income tax (benefit) provision	214	(3,290)	(3,520)
Granting of restricted stock to former Chairman of the Board	—	276	—
Granting of stock options to former Chairman of the Board	—	266	—
Accelerated vesting of restricted stock	—	214	—
Accelerated vesting of stock options	7	124	—
Employee retirement expenses	—	508	—
ESOP compensation expense	1,963	1,368	855
Change in restricted stock unearned compensation	1,843	1,630	—
Relocation and branch closing costs	—	872	—
Income from cash surrender value life insurance	(2,407)	(1,032)	—
Changes in operating assets and liabilities, net of amounts acquired-
Accrued interest receivable	320	1,127	(1,847)
Other assets	(967)	(1,964)	505
Other liabilities	3,043	2,160	2,534

Net cash provided by operating activities	39,224	24,887	18,866

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations and purchases, net of repayments	(125,684)	(153,166)	(79,127)
Proceeds from sales of loans	4,405	7,322	20,226
Proceeds from maturities and calls of available for sale securities	26,151	27,482	31,774
Proceeds from sales of available for sale securities	179,715	145,050	92,685
Purchases of available for sale securities	(417,645)	(115,673)	(199,875)
Purchases of Federal Home Loan Bank stock	—	(4,846)	(745)
Proceeds from principal payments of mortgage-backed securities and collateralized mortgage obligations	129,803	91,129	10,713
Acquisition of First Federal, net of cash acquired	(1,260)	(12,812)	—
Proceeds from sales of other real estate owned	212	419	686
Purchase of cash surrender value life of insurance	—	(20,000)	—
Proceeds from sales of premises and equipment	1,628	—	—
Purchases of premises and equipment	(3,390)	(5,247)	(1,277)
Other investing activities	(300)	—	—

Net cash used in investing activities	(206,365)	(40,342)	(124,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	—	90,513
Funding of trustee purchases of restricted stock	(6,702)	(9,620)	—
Purchase of treasury stock	(5,522)	—	—
Proceeds from exercise of stock options	623	64	—
Dividends paid	(5,945)	(3,257)	—
Net increase in savings, money market, NOW and demand deposits	98,791	79,692	37,287
Net decrease in certificates of deposit	(91,710)	(54,974)	(10,508)
Net increase in short-term borrowed funds	3,872	10,687	10,679
Increase in mortgagors’ escrow accounts	4,517	734	222
Increase in advances from Federal Home Loan Bank	71,857	49,956	16,000

Net cash provided by financing activities	69,781	73,282	144,193

Net (decrease) increase in cash and cash equivalents	(97,360)	57,827	38,119
CASH AND CASH EQUIVALENTS, beginning of year	122,624	64,797	26,678

CASH AND CASH EQUIVALENTS, end of year	$25,264	$122,624	$64,797

SUPPLEMENTAL INFORMATION:
Cash paid for -
Interest	$59,618	$54,541	$44,316
Income taxes	10,563	9,350	5,700
Non-cash transactions -
Transfers from loans to other real estate owned	91	304	204
Dividends declared not paid	—	1,461	—

See notes to consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

(1)	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

The accompanying consolidated financial statements include the accounts of Connecticut Bancshares, Inc. (“CTBS”), successor to Connecticut Bankshares, M.H.C. (“MHC”) and its wholly-owned subsidiary, The Savings Bank of Manchester (“SBM” or the “Bank”), and its wholly-owned subsidiaries, SBM, Ltd., 923 Main, Inc. and Savings Bank of Manchester Mortgage Company, Inc. (“SBM Mortgage”). Collectively, all of the aforementioned entities are referred to herein as “the Company”.  SBM Mortgage, a passive investment company for Connecticut income tax purposes, was established to service and hold loans secured by real property. As discussed in Note 2, MHC adopted a Plan of Reorganization pursuant to which, in March 2000, MHC merged into SBM, with SBM being the surviving corporation, and SBM continuing as a state-chartered stock savings bank and a wholly-owned subsidiary of CTBS. All material intercompany balances and transactions have been eliminated in consolidation.

In 2000, the Bank funded and formed SBM Charitable Foundation, Inc. (the “New Foundation”), a not-for-profit organization, in connection with the conversion. The New Foundation was funded with a contribution of 832,000 common shares, or an amount equal to 8% of the common stock sold in the conversion (see Note 2). The New Foundation is dedicated to charitable purposes within the Bank’s local community, including community development activities. In 1998, the Bank contributed securities with a fair market value of $3.00 million to the Savings Bank of Manchester Foundation, Inc. (the “Old Foundation”), also a not-for-profit organization.  In 2001, the Old Foundation was merged into the New Foundation with the New Foundation being the surviving entity. In accordance with generally accepted accounting principles in the United States of America, the New Foundation is not consolidated in the accompanying consolidated financial statements.

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

Cash flows

Cash and cash equivalents include cash and due from banks and short-term investments with original maturities of 90 days or less.

Earnings per share

Basic earnings per share represents income available to stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued or earned, determined under the treasury stock method. Earnings per share data is not presented in these consolidated financial statements prior to March 1, 2000 since shares of common stock were not issued until March 1, 2000.

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except per share amounts):

	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001	For the Period from March 1, 2000 to December 31, 2000

Net income	$25,949	$12,764	$6,118

Weighted average shares outstanding:
Weighted average shares outstanding	10,853,446	10,919,389	11,232,000
Less: unearned ESOP shares	(751,002)	(810,906)	(864,524)

Basic	10,102,444	10,108,483	10,367,476

Dilutive impact of:
Stock options	341,390	179,710	573
Restricted stock	350,663	407,173	—

Diluted	10,794,497	10,695,366	10,368,049

Earnings per share:
Basic	$2.57	$1.26	$0.59
Diluted	$2.40	$1.19	$0.59

During the years ended December 31, 2002 and 2001 and the ten months ended December 31, 2000 there were no stock options that were excluded from the computation of earnings per share as no stock options were antidilutive during these periods.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management’s estimates and assumptions. The most significant estimates that are particularly susceptible to changes in the near term relate to the determination of the allowance for loan losses (See Note 8), other than temporary impairment of securities (See Note 7), income taxes (See Note 15), intangible assets acquired and pension and other postretirement benefits (See Note 14). Actual amounts could differ significantly from these estimates.

Loans and allowance for loan losses

Loans are stated at their principal amounts outstanding net of unearned income. Interest on loans is recorded as income based on rates applied to principal amounts outstanding. Some installment and commercial loans are made on a discounted basis, and the unearned discount is recorded in income by use of a method that approximates the effective interest method. Interest on loans is credited to income as earned based on contractual rates applied to principal amounts outstanding. The accrual of interest is discontinued when payments are 90 days or more delinquent and when a reasonable doubt exists as to the collectability of the principal or interest. When interest accruals are discontinued, previously recognized accrued interest income is charged against earnings. When a loan becomes 90 days or more past due, interest income is recognized on the cash basis, only if in management’s judgment all principal is expected to be collected.

Loan origination fees and certain direct loan origination costs are capitalized, and the net fee or cost is recognized in interest income using the effective interest method over the contractual life of the loans. When loans are prepaid, sold or participated out, the unamortized portion of deferred fees and related origination costs are recognized as income at that time. As of December 31, 2002 and 2001, net deferred loan fees were approximately $693,000 and $1.36 million, respectively.

The Bank devotes significant attention to maintaining high loan quality through its underwriting standards, active servicing of loans and aggressive management of nonperforming assets. The allowance for loan losses is maintained at a level estimated by management to provide adequately for probable loan losses which are inherent in the loan portfolio.  Probable loan losses are estimated based on a quarterly review of the loan portfolio, loss experience, specific problem loans, economic conditions and other pertinent factors.  In assessing risks inherent in the portfolio, management considers the risk of loss on nonperforming and classified loans including an analysis of collateral in each situation.  The Bank’s methodology for assessing the appropriateness of the allowance for loan losses includes several key elements.  Problem loans are identified and analyzed individually to estimate specific losses.  The loan portfolio is also segmented into pools of loans that are similar in type and risk characteristics (i.e., commercial, consumer and mortgage loans).  Loss factors based on the Bank’s historical chargeoffs are applied using the Bank’s historic experience and may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.  Additionally, the portfolio is segmented into pools based on internal risk ratings with estimated loss factors applied to each rating category.  Other factors considered in determining probable loan losses are the impact of larger concentrations in the portfolio, trends in loan growth, the relationship and trends in recent years of recoveries as a percentage of prior chargeoffs and peer bank’s loss experience.

The allowance for loan losses consists of a formula allowance for various loan portfolio classifications and an amount for loans identified as impaired, if necessary. The allowance is an estimate, and ultimate losses may vary from current estimates. Changes in the estimate are recorded in the results of operations in the period in which they become known, along with provisions for estimated losses incurred during that period.

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

Due to the inherent imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank’s analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and maintains an unallocated allowance for loan losses. The amount of the unallocated allowance was $3.24 million at December 31, 2002 compared to $3.05 million at December 31, 2001. As a percentage of the allowance for loan losses, the unallocated was 20.04% of the total allowance for loan losses at December 31, 2002 and 20.02% of the total allowance for loan losses at December 31, 2001.

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

A loan is considered to be impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans, as defined, may be measured based on the present value of expected future cash flows, discounted at the loan’s original effective interest rate, or on the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. When the measurement of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the allowance for loan losses.

Certain impaired loans are required to be measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. As a practical expedient, impairment also may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the allowance for loan losses. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal.

Loans held for sale

Loans held for sale are valued at the lower of acquisition cost (less principal payments received) or estimated market value. Market is determined by reference to outstanding commitments from investors calculated on an individual loan basis.

Investment and mortgage-backed securities

Investments are classified into one of three categories and accounted for as follows:

Category	Accounting Treatment

Trading, representing debt, equity and mortgage-backed securities which are held for resale in the near term	Reported at fair value, with unrealized gains and losses included in noninterest income
Held to maturity, representing debt and mortgage-backed securities for which the Company has the positive intent and ability to hold to maturity	Reported at amortized cost
Available for sale, representing debt, equity and mortgage-backed securities not classified as trading or held to maturity	Reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income

On a quarterly basis, the Company reviews investment and mortgage-backed securities with unrealized depreciation for six consecutive months and other securities with unrealized depreciation on a judgmental basis to assess whether the decline in fair value is temporary or other than temporary.  The Company judges whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons.  Once the estimated reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. If it is judged not to be near term, a charge is taken which results in a new cost basis.

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

The Company has not provided for Connecticut state income taxes since December 31, 1998 since it has a passive investment company (PIC) as permitted by Connecticut law. The Company believes it complies with the state PIC requirements and that no state taxes are due from December 31, 1998 through December 31, 2002; however, the Company has not been audited by the state for such periods. If the state were to determine that the PIC was not in compliance with statutory requirements a material amount of taxes could be due. In addition, the State of Connecticut continues to be under pressure to find new sources of revenue, and therefore could propose legislation to eliminate the passive investment company exemption. If such legislation were enacted, the Company would be subject to state income taxes in Connecticut.

Intangible assets

On August 31, 2001, the Bank acquired all of the outstanding common stock of First Federal Savings and Loan Association of East Hartford (“First Federal”) (see Note 4). In connection with the acquisition, the Company recorded goodwill of $19.97 million, a core deposit intangible of $8.85 million and a noncompete intangible asset of $3.55 million.  The core deposit intangible is being amortized over eight years on a straight-line basis, and the noncompete agreement intangible is being amortized over the twelve-month term of the agreement on a straight-line basis.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles”, goodwill related to the First Federal acquisition on August 31, 2001 was never amortized, and is subject to an annual fair-value-based impairment test. The Company completed its initial assessment of the goodwill as of January 1, 2002, in accordance with the provisions of SFAS No. 142 and as of September 30, 2002, the Company completed its annual assessment of goodwill. No impairment charges were recorded as a result of the initial or first annual assessment.  The Company will perform its annual assessment of impairment on September 30 of each subsequent year or sooner if impairment indicators are present. During the third quarter of 2002, the Bank finalized its allocation of the purchase price for the First Federal acquisition which resulted in a $482,000 reduction in goodwill and income taxes payable. The adjustment primarily represented a reduction in tax reserves as of the acquisition date. During 2002, there was no goodwill acquired, no impairment losses recognized and no goodwill included in the gain or loss on disposal of a reporting unit.

During 2002, the Bank acquired the assets of On Line Services, a company that provided merchant processing services mainly in western Massachusetts.  The Bank recorded a $300,000 intangible asset related to the customer list acquired in connection with the purchase and is amortizing the asset on a straight-line basis over an eight-year period.

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

The following tables show the activity in intangible assets for the periods indicated (in thousands):

	Goodwill	Core Deposit Intangible	Noncompete Agreements	Pension	Branch Premiums	Other	Total

Balance at December 31, 2000	$—	$—	$—	$—	$1,967	$—	$1,967
Acquisition of First Federal	19,970	8,845	3,549	—	—	—	32,364
Minimum pension liability(see Note 14)	—	—	—	549	—	—	549
Amortization	—	(368)	(1,183)	—	(432)	—	(1,983)

Balance at December 31, 2001	19,970	8,477	2,366	549	1,535	—	32,897
Finalization of allocation of purchase price of First Federal acquisition	(482)	—	—	—	—	—	(482)
Minimum pension liability(see Note 14)	—	—	—	299	—	—	299
On Line Services acquisition	—	—	—	—	—	300	300
Amortization	—	(1,105)	(2,366)	—	(432)	(25)	(3,928)

Balance at December 31, 2002	$19,488	$7,372	$—	$848	$1,103	$275	$29,086

	December 31, 2002	December 31, 2001

	(in thousands)
Intangible assets subject to amortization:
Core deposit intangible	$7,372	$8,477
Branch premiums	1,103	1,535
Noncompete agreements	—	2,366
Other	275	—

Total	8,750	12,378

Intangible assets not subject to amortization:
Goodwill	19,488	19,970
Minimum pension liability	848	549

Total	20,336	20,519

Total intangible assets	$29,086	$32,897

December 31, 2002

(in thousands)
Accumulated net amortization for intangible assets subject to amortization:
Core deposit intangible	$1,474
Branch premiums	3,210
Other	25

Total	$4,709

	For the Twelve Months Ended December 31, 2002	For the Twelve Months Ended December 31, 2001

	(in thousands )
Amortization expense:
Noncompete agreements	$2,366	$1,183
Core deposit intangible	1,105	368
Branch premiums	432	432
Other	25	—

Total	$3,928	$1,983

For the five years ending December 31, the estimated aggregate annual amortization expense is as follows (in thousands):

2003	$1,576
2004	1,576
2005	1,338
2006	1,169
2007	1,169

Pension and Other Postretirement Employee Benefits

The determination of the Company’s obligation and expense for pension and other postretirement benefits is dependent on the Company’s selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 14 to the consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and therefore, generally affect the Company’s recognized expense and recorded obligation in such future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect pension and other postretirement obligations and the Company’s future expense.

Mortgage servicing rights

The cost of mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate adjusted for a prepayment default factor. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

When participating interests in loans sold have an average contractual interest rate, adjusted for normal servicing fees, that differs from the agreed yield to the purchaser, gains or losses are recognized equal to the present value of such differential over the estimated remaining life of such loans. The resulting excess servicing is amortized over the estimated life using a method approximating the effective interest method.

Quoted market prices are not available for the servicing receivables. Thus, the servicing receivables and the amortization thereon periodically are evaluated in relation to estimated future servicing revenues, taking into consideration changes in interest rates, current prepayment rates and expected future cash flows. The Bank evaluates the carrying value of the servicing receivables by estimating the future servicing income of the servicing receivables based on management’s best estimate of remaining loan lives and discounted at the original discount rate.

Stock-based compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans generally have no intrinsic value at the grant date, and under APB Opinion No. 25 no compensation cost is recognized for them.

The Company applies APB No. 25 and related interpretations in accounting for its stock compensation plans. Had compensation cost been determined consistent with SFAS No. 123, the Company’s pro forma net income and basic and diluted earnings per share would have been (in thousands, except per share data):

	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001	For the Ten Months Ended December 31, 2000

Pro Forma:
Net income	$23,742	$11,762	$6,076

Earnings per share:
Basic	$2.35	$1.16	$0.59
Diluted	$2.20	$1.10	$0.59

Fair value was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Grant date

	2002	2001

Risk free interest rate	3.95%	5.16%
Expected life	10 years	10 years
Expected volatility	29%	28%
Dividend yield	2.00%	2.95%
Fair value	$13.91 - $17.48	$6.20

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

Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for separately reporting comprehensive income and its components. Components of comprehensive income represent changes in equity resulting from transactions and other events and circumstances from non-owner sources. A reconciliation of other comprehensive income for the years ended December 31, 2002, 2001 and 2000 was as follows (in thousands):

	2002	2001	2000

Unrealized gains on securities:
Change in unrealized holding gains arising during the period, net of tax	$4,284	$(1,870)	$2,538
Reclassification adjustment for gains and other than temporary impairment included in net income,net of tax	(787)	2,337	(289)
Additional minimum pension liability, net of tax benefit	(1,734)	—	—

Other comprehensive income	$1,763	$467	$2,249

Segment information

The Bank reports certain financial information about significant revenue-producing segments of the business for which such information is available and utilized by the chief operating decision-maker. Specific information to be reported for individual operating segments includes a measure of profit and loss, certain revenue and expense items and total assets. As a community-oriented financial institution, substantially all of the Bank’s operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community-banking operations, which constitutes the Bank’s only operating segment for financial reporting purposes.

Recent accounting pronouncements

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires the Company to test goodwill for impairment by applying an annual fair-value-based test rather than amortizing the goodwill. Recognized intangible assets, such as core deposit intangibles, will continue to be amortized over their useful lives. The Company evaluated the useful lives as required by SFAS No. 142, and no change was made regarding lives upon adoption. SFAS No. 142 prohibits the amortization of goodwill but requires that it be tested for impairment at least annually at the reporting unit level.  In accordance with SFAS No. 142, goodwill related to the First Federal acquisition on August 31, 2001 was never amortized. The Company completed its initial assessment of the goodwill recorded in conjunction with the 2001 acquisition of First Federal as of January 1, 2002, in accordance with the provisions of SFAS No. 142 and as of September 30, 2002, the Company completed its annual assessment of goodwill. No impairment charges were recorded as a result of the initial or first annual assessment.  The Company will perform its annual assessment of impairment on September 30 of each subsequent year or sooner if impairment indicators are present.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and an amendment of that statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor

Carriers”. SFAS No. 145 amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s consolidated financial statements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 will effect any restructuring activities of the Company after December 31, 2002.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions” which is effective October 1, 2002. SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or Similar Association is Acquired in a Business Combination Accounted for by the Purchase Method” and requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. In addition, SFAS No. 147 amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to include in its scope long-term customer relationship intangible assets of financial institutions. The adoption of SFAS No. 147 on October 1, 2002 had no effect on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure and amendment to FASB No. 123”, which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, “Accounting for Stock-Based Compensation”, and modifies the disclosure requirements of that Statement. The Company has not adopted the fair value recognition principles of SFAS No. 123. The Company has included the annual disclosures required by SFAS No. 148 in this filing and will incorporate the quarterly disclosure requirements in future quarterly filings.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation requires certain guarantees to be recorded at fair value and also requires a guarantor to make new disclosures, even when the likelihood of making payments under the guarantee is remote. In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying contact that is related to an asset, liability, or an equity security of the guaranteed party. The recognition provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which requires an enterprise to assess if consolidation is appropriate based upon its variable economic interests in variable interest entities (“VIE’s”). The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. An entity is considered to be a VIE if it lacks a sufficient amount of voting equity interests (e.g. 10% of total assets) that are subject to the risk of loss or residual return of the entity. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur or both. A direct or indirect ability to make decisions that significantly affect the results of the activities of a VIE is a strong indication that an enterprise has one or both of the characteristics that would require consolidation of the VIE. Interpretation No. 46 is effective for new VIE’s established subsequent to February 1, 2003 and must be adopted for existing VIE’s by July 1, 2003. The Company does not invest in investment structures that require analysis under this Interpretation and the adoption of Interpretation No. 46 will not have any impact on the Company’s consolidated financial condition or results of operations.

(2)	CONVERSION TO STOCK FORM OF OWNERSHIP

On August 30, 1999, the Boards of Directors of MHC and SBM adopted a Plan of Reorganization and, on October 6, 1999 and October 26, 1999, unanimously amended the Plan of Reorganization (as amended, the “Plan”), pursuant to which, on March 1, 2000, MHC converted from the mutual holding company form to the stock holding company form of organization. All of the outstanding common stock of SBM was sold to CTBS which issued and sold its stock pursuant to the Plan. The net proceeds of the offering were $90.50 million, after expenses of approximately $4.30 million. All of the stock of CTBS sold in the conversion was offered to eligible account holders, employee benefit plans of the Bank and certain other eligible subscribers in subscription and direct community offerings pursuant to subscription rights in order of priority as set forth in the Plan. Additionally, the Bank established an Employee Stock Ownership Plan (“ESOP”) for the benefit of eligible employees, which became effective upon the conversion (see Note 14).

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

Effective upon the conversion, the Company entered into employment and change in control agreements with certain executives and certain eligible employees of the Company and the Bank. The agreements include, among other things, provisions for minimum annual compensation and certain lump-sum severance payments in the event of a “change in control.”

The Bank’s deposit accounts continue to be insured by the FDIC and were not affected by the conversion. In accordance with the Plan, upon the completion of the conversion, the Bank established a special “liquidation account” for the benefit of eligible account holders and in an amount equal to the equity of the Bank less any subordinated debt approved as bona fide capital of the Bank, as of the date of its latest statement of condition contained in the final prospectus used in connection with the conversion. The date was September 30, 1999, and the amount established was $117.6 million. The liquidation account, which totaled $42.58 million and $51.18 million at December 31, 2002 and 2001, respectively, is reduced annually by an amount proportionate to the decrease in eligible deposit accounts. Eligible account holders continuing to maintain deposit accounts at the Bank are entitled, on a complete liquidation of the Bank after the conversion, to an interest in the liquidation account prior to any payment to the stockholders of the Bank. The Bank’s retained earnings are substantially restricted with respect to payment of dividends to stockholders due to the liquidation account. The liquidation account will terminate on the tenth anniversary of the consummation date of the conversion.

The primary source of funds for the Company to pay dividends is in the form of dividends received from SBM. Neither the Company nor SBM may declare or pay dividends on, or repurchase any of its shares of common stock, if the effect thereof would cause stockholders’ equity to be reduced below either the balance required for the liquidation account or applicable regulatory capital maintenance requirements, or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

(3)	COMMON STOCK

On January 2, 2001, the Company awarded 449,280 restricted shares of common stock to various employees and non-employee directors of the Company in accordance with the Connecticut Bancshares, Inc. 2000 Stock-Based Incentive Plan (the “Stock Plan”).  These awards represent 100% of the restricted shares available in the Stock Plan. The shares were awarded with a vesting schedule of five years, with 20% of the shares vesting each year to the recipient.  The first 20% installment vested on January 2, 2002.  The closing market price of the Company’s common stock on the date of the awards was $18.25. The Company is amortizing the unearned restricted stock compensation on a straight line basis over the vesting period.

In conjunction with the restricted stock awards from the Stock Plan, the Company established a trust and hired an independent trustee (the “Trustee”) to administer and maintain records of the restricted stock awards. From March 8, 2001 to March 30, 2001, the Trustee purchased in the open market 449,280 shares of common stock of the Company for the benefit of the restricted stock award recipients.  These shares were purchased for an aggregate of approximately $9,364,000 at prices ranging from $20.13 to $21.13 per share, resulting in an average cost of $20.84 per share. The Company advanced funds necessary to acquire these shares in the open market by the trustee.

On August 27, 2001, the Company awarded 11,232 restricted shares of common stock outside of the Stock Plan to the former Chairman of the Board of Directors of the Company. The shares were awarded with a vesting schedule of five years, with 20% of the shares vesting each year.  The first 20% installment vested on January 2, 2002.  The shares are not subject to any performance requirements, and the former Chairman does not provide any services to the Company.  The closing market price of the Company’s common stock on the date of the grant was $24.45. The Company recorded a charge of $274,622 in the quarter ended September 30, 2001 as a director retirement expense.

In conjunction with the August 27, 2001 restricted stock award, the Company established a trust and hired the Trustee to administer and maintain records of the restricted stock award.  On September 18, 2001, the Trustee purchased in the open market 11,232 shares of common stock of the Company for the benefit of the restricted stock award recipient.  These shares were purchased for approximately $255,000, or $22.74 per share. The Company advanced funds necessary to acquire these shares in the open market by the trustee.

On September 24, 2001, the Company granted 28,080 non-qualified stock options outside of the Stock Plan to the former Chairman of the Board of Directors of the Company. The shares were awarded with a vesting schedule of five years, with 20% of the shares vesting each year.  The first 20% installment vested on December 15, 2001. The options are not subject to any performance requirements, and the former Chairman does not provide any services to the Company.  The closing market price of the Company’s common stock on the date of the awards was $21.80. The exercise price of the stock options granted is $17.625 per share.  The Black-Scholes model resulted in a fair value of $9.48 per option as of the grant date. The Company recorded a charge of $266,283 in the quarter ended September 30, 2001 as a director retirement expense.

On September 24, 2001, the Company accelerated the vesting of 11,232 shares of restricted stock awarded on January 2, 2001 and 28,080 non-qualified stock options awarded on December 15, 2000 to an existing director who retired from the Bank’s Board on December 31, 2001.  The closing market price of the Company’s common stock on the date of the acceleration was $21.80.  The exercise price for the stock options are $17.625 per share. As a result of the modification, the Company recorded charges of $214,110 for the restricted stock and $117,234 for the stock options in the quarter ended September 30, 2001 as director retirement expenses.

On September 14, 2001, CTBS announced that its Board of Directors authorized the repurchase of up to 561,600 shares, or approximately 5%, of its outstanding shares of common stock.  It was intended that such shares would be repurchased in open market transactions, including unsolicited block purchases, over the next six to twelve months, subject to market conditions.  CTBS had not repurchased any shares under this plan as of December 31, 2001 and had repurchased 165,422 shares for approximately $5,522,000, or an average of $33.38 per share, as of December 31, 2002.

On October 21, 2002, the Company awarded 168,750 restricted shares of common stock to various employees and non-employee directors of the Company in accordance with the Connecticut Bancshares, Inc. 2002 Equity Compensation Plan (the “Equity Compensation Plan”).  These awards represent 100% of the restricted shares available in the Equity Compensation Plan. The shares were awarded with a vesting schedule of five years, with 20% of the shares vesting each year to the recipient.  The first 20% installment vests on October 21, 2003.  The closing market price of the Company’s common stock on the date of the awards was $37.50. The Company is amortizing the unearned restricted stock compensation on a straight line basis over the vesting period.

In conjunction with the restricted stock awards from the Equity Compensation Plan, the Company established a trust and hired the Trustee to administer and maintain records of the restricted stock awards. From November 4, 2002 to November 22, 2002 the Trustee purchased in the open market 168,750 shares of common stock of the Company for the benefit of the restricted stock award recipients.  These shares were purchased for approximately $6,702,000 at prices ranging from $37.64 to $41.08 per share, resulting in an average cost of $39.72 per share. The Company advanced funds necessary to acquire these shares in the open market by the trustee.

(4)	ACQUISITION OF FIRST FEDERAL

On August 31, 2001, the Bank acquired all of the outstanding common stock of First Federal for cash of $106.26 million, excluding transaction costs.  As of December 31, 2002 and 2001, $847,000 and $2.11 million had yet to be paid to First Federal shareholders and is included in other liabilities related to shares of First Federal which have not yet been tendered.  The purchase was funded primarily with proceeds from advances from the Federal Home Loan Bank prior to the acquisition.  Immediately after the completion of the acquisition, First Federal was merged into the Bank.

The acquisition was accounted for as a purchase and the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired. The final allocation of the purchase price was as follows:

Cash and cash equivalents	$91,826
Investment securities	612,493
Loans	282,481
FHLB stock	19,283
Cash surrender value life insurance	20,364
Goodwill	19,488
Core deposit intangible	8,846
Noncompete agreement intangible	3,548
Other assets	8,413
Deposits	(635,123)
FHLB Advances	(316,547)
Other liabilities	(8,808)

Total purchase price	$106,264

During 2002, the Bank finalized its allocation of the purchase price for the First Federal acquisition which resulted in a reduction in goodwill of $482,000 from $19.97 million at December 31, 2001 to $19.49 million at December 31, 2002. The adjustment primarily represented a reduction in tax reserves as of the acquisition date. The results of First Federal are included in the historical results of the Company subsequent to August 31, 2001. The pro forma information below is theoretical in nature and not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations which would have resulted had the Company acquired the stock of First Federal as of the beginning of the years presented.

The Company’s unaudited pro forma condensed consolidated statements of operations for the years ended December 31, 2001 and 2000, assuming First Federal had been acquired as of January 1, 2001 and 2000, respectively, are as follows (in thousands, except per share amounts):

	2001	2000

Interest income	$161,004	$166,529
Interest expense	88,302	93,597

Net interest income	72,702	72,932
Provision for loan losses	2,000	1,410
Noninterest income	14,444	13,616
Noninterest expense	65,179	70,427

Income before provision for income taxes	19,967	14,711
Provision for income taxes	6,799	3,921

Net income	$13,168	$10,790

Earnings per share-diluted	$1.23	$1.04

Weighted average shares outstanding - diluted	10,695,366	10,364,640

(5)	REGULATORY MATTERS

SBM is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The regulations require SBM to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. SBM’s capital amounts and classification are also subject to qualitative judgments by the banking regulators about components, risk weightings and other factors.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”) categorizes banks based on capital levels and triggers certain mandatory and discretionary supervisory responses for institutions that fall below certain capital levels. A bank generally is categorized as “well capitalized” if it maintains a leverage capital ratio of at least 5%, a Tier I risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%, and it is not subject to a written agreement, order or capital directive.

As of December 31, 2002 and 2001, management believes that SBM met all capital adequacy requirements to which it is subject. As of the most recent notification from the Federal Deposit Insurance Corporation, SBM was categorized as well capitalized under the regulatory framework for Prompt Corrective Action, and the highest capital category, as defined in the FDICIA regulations. Management believes that there are no events or conditions which have occurred subsequent to the notification that would change its category.

Actual capital amounts and ratios for SBM were (dollars in thousands):

	Capital Adequacy				To Be Well Capitalized Under Prompt Corrective Action

	Required		Actual		Required

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002:
Tier 1 Capital (to Total Average Assets)	$99,395	4.0%	$188,040	7.6%	$124,244	5.0%
Tier 1 Capital (to Risk Weighted Assets)	63,919	4.0%	188,040	11.8%	95,878	6.0%
Total Capital (to Risk Weighted Assets)	127,838	8.0%	204,212	12.8%	159,797	10.0%
As of December 31, 2001:
Tier 1 Capital (to Total Average Assets)	$94,611	4.0%	$156,890	6.6%	$118,264	5.0%
Tier 1 Capital (to Risk Weighted Assets)	63,437	4.0%	156,890	9.9%	95,156	6.0%
Total Capital (to Risk Weighted Assets)	126,875	8.0%	172,118	10.9%	158,594	10.0%

(6)	INVESTMENT SECURITIES

As of December 31, 2002 and 2001, the amortized cost and market value of available for sale investment securities were (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

December 31, 2002
U.S. Government and agency obligations	$156,466	$8,114	$—	$164,580
Municipal obligations	23,357	621	—	23,978
Corporate securities	63,209	2,934	—	66,143
Mortgage-backed securities	205,569	4,840	—	210,409
Collateralized mortgage obligations	247,236	3,364	(172)	250,428
Asset-backed securities	91,370	2,318	(12)	93,676
Common stock and mutual funds	26,676	4,803	(459)	31,020
Other equity securities	1,388	—	—	1,388

Total	$815,271	$26,994	$(643)	$841,622

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

December 31, 2001
U.S. Government and agency obligations	$180,106	$4,034	$(327)	$183,813
Municipal obligations	23,717	43	(566)	23,194
Corporate securities	53,138	2,297	(15)	55,420
Mortgage-backed securities	147,901	2,027	(178)	149,750
Collateralized mortgage obligations	257,581	1,436	(416)	258,601
Asset-backed securities	23,907	1,301	—	25,208
Common stock and mutual funds	50,221	11,487	(152)	61,556
Other equity securities	992	—	—	992

Total	$737,563	$22,625	$(1,654)	$758,534

At December 31, 2002, the Company did not own any investment or mortgage-backed securities of a single issuer, other than securities guaranteed by the U.S. Government or its agencies, which had an aggregate book value in excess of 10% of the Company’s capital at that date.

The Company had no securities classified as held to maturity or trading at December 31, 2002 and 2001, respectively. The Company does not currently use or maintain a trading account.

As of December 31, 2001, the amortized cost and market values of debt securities, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2002

	Amortized Cost	Market Value

Due in one year or less	$52,898	$53,424
Due after one year through five years	258,190	266,779
Due after five years through ten years	161,540	166,741
Due after ten years	314,579	322,270

Total	$787,207	$809,214

For the years ended December 31, 2002 and 2001, proceeds from the sales of available for sale securities were approximately $179.72 million and $145.05 million, respectively. Gross gains of approximately $3.95 million and $4.06 million, respectively, and gross losses of approximately $1.25 million and $3.58 million respectively, were realized on those sales for the years ended December 31, 2002 and 2001.

As of December 31, 2002 and 2001, investment securities with a book value of approximately $200.19 million and $206.34 million were pledged as security for short-term borrowed funds, U.S. Treasury tax and loan payments and municipal deposits held by the Bank, respectively.

(7)	OTHER THAN TEMPORARY IMPAIRMENT OF SECURITIES

On a quarterly basis, the Company reviews available for sale investment securities with unrealized depreciation for six consecutive months and other securities with unrealized depreciation on a judgmental basis to assess whether the decline in fair value is temporary or other than temporary.  The Company judges whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons.  Once the estimated reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. Unrealized losses which are not expected to reverse in the near term are charged to operations. In accordance with this policy, during the years ended December 31, 2002 and 2001 the Company recorded other than temporary impairment charges of $1.49 million and $4.08 million, respectively. The charges were computed using the closing price of the securities as of the respective impairment date. All of the securities impaired are publicly traded. There were no material unrecognized impairment losses as of December 31, 2002 and 2001.

(8)	LOANS

As of December 31, 2002 and 2001, the Bank’s residential mortgage loan portfolio was collateralized by one- to four-family real estate, located primarily in central and eastern Connecticut. The commercial mortgage loan portfolio was collateralized primarily by multi-family, commercial and manufacturing properties located in Connecticut and surrounding states. A variety of different assets, including business assets, rental income properties, and manufacturing and commercial properties, collateralized a majority of the commercial loans. The composition of the Bank’s loan portfolio as of December 31, 2002 and 2001 is as follows (in thousands):

	2002	2001

One- to four-family residential mortgages	$907,188	$841,895
Construction mortgages	64,182	76,551
Commercial and multifamily mortgages	275,818	231,644
Commercial business loans	180,612	166,314
Installment loans	128,939	119,967

Total loans	1,556,739	1,436,371
Less - Allowance for loan losses	(16,172)	(15,228)

Total loans, net	$1,540,567	$1,421,143

The Bank services certain loans that it has sold without recourse to third parties. The aggregate amount of loans serviced for others approximated $142.62 million and $188.02 million as of December 31, 2002 and 2001, respectively. Fee income from servicing loans for others was approximately $477,000, $555,000 and $544,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Mortgage servicing rights of approximately $1.44 million and $1.92 million were capitalized as of December 31, 2002 and 2001, respectively. Amortization of mortgage servicing rights was approximately $611,000, $881,000 and $387,000  for the years ended December 31, 2002, 2001 and 2000, respectively. During 2001, in response to the falling interest rate environment, the Bank reduced its estimate of remaining loan lives on serviced loans.  This reduction in estimate resulted in a charge of approximately $370,000 to earnings in the fourth quarter of 2001, and is included in the figure above.

As of December 31, 2002 and 2001, loans to related parties totaled approximately $7.82 million and $6.80 million, respectively. For the year ended December 31, 2002, new loans of approximately $1.38 million were granted to these parties and principal payments of approximately $360,000 were received. Related parties include directors and officers of the Company, their respective affiliates in which they have a controlling interest and their immediate family members. For the years ended December 31, 2002 and 2001, all loans to related parties were performing.

Allowance for loan losses

For the years ended December 31, 2002, 2001 and 2000, an analysis of the allowance for loan losses is as follows (in thousands):

	2002	2001	2000

Balance, beginning of year	$15,228	$11,694	$10,617
Acquisition of First Federal	—	2,174	—
Provision for loan losses	1,500	2,000	1,200
Loans charged off	(1,781)	(1,131)	(433)
Recoveries	1,225	491	310

Balance, end of year	$16,172	$15,228	$11,694

(9)	NONPERFORMING ASSETS

Nonperforming assets include loans for which the Bank does not accrue interest (“nonaccrual loans”), loans 90 days past due and still accruing interest and other real estate owned. Nonaccrual loans and loans 90 days past due and still accruing interest represent the Bank’s impaired loans. For the years ended December 31, 2002, 2001 and 2000, the average recorded investment in impaired loans was approximately $8.03 million, $6.88 million and $9.39 million, respectively. As of December 31, 2002 and 2001, nonperforming assets were as follows (in thousands):

	2002	2001

Loans past due 90 days and still accruing:
One- to four family mortgages	$527	$727
Commercial and multifamily mortgages	395	—
Commercial business	313	217
Installment	108	160

Total loans past due 90 days and still accruing	1,343	1,104

Loans on nonaccrual:
One- to four family mortgages	306	545
Construction mortgages	—	2,601
Commercial and multifamily mortgages	393	—
Commercial business	852	3,045
Installment	—	384

Total loans on nonaccrual	1,551	6,575

Total nonperforming loans	2,894	7,679
Other real estate owned	—	84

Total nonperforming assets	$2,894	$7,763

For the years ended December 31, 2002, 2001 and 2000, had interest income been accrued on nonaccrual loans at contractual rates, interest income would have increased by approximately $136,000, $446,000 and $568,000, respectively. For the years ended December 31, 2002, 2001 and 2000, interest income on impaired loans of approximately $111,000, $79,000 and $60,000, respectively, was recognized. As of years ended December 31, 2002, 2001 and 2000, no significant additional funds were committed to customers whose loans were nonperforming.

As of December 31, 2002 and 2001, the Bank had impaired loans of approximately $2.89 million and $7.68 million, respectively, for which an additional allowance for loan losses of $80,000 and $157,000, respectively, was required. For the years ended December 31, 2002, 2001 and 2000, approximately $1.78 million, $1.13 million and $269,000, respectively, was charged off on nonaccrual loans.

(10)	DEPOSITS

As of December 31, 2002 and 2001, deposits consisted of the following (in thousands):

	2002	2001

Certificates of deposit:
Original maturity of less than one year	$127,703	$145,200
Original maturity of one year or more	433,956	498,341
Time certificates in denominations of $100,000 or more	81,542	93,410

Total certificates of deposit	643,201	736,951

Savings accounts	383,085	357,512
Money market accounts	209,301	171,207
NOW accounts	230,293	214,825
Demand deposits	130,099	110,443

Total deposits	$1,595,979	$1,590,938

At December 31, 2002, the scheduled maturities of time deposits were as follows (in thousands):

2003	$398,878
2004	98,076
2005	48,754
2006	39,888
2007	57,376
Thereafter	229

Total	$643,201

For the years ended December 31, 2002, 2001 and 2000, interest expense on time deposits in denominations greater than $100,000 was approximately $3.25 million, $3.68 million and $3.08 million, respectively.

(11)	ADVANCES FROM FEDERAL HOME LOAN BANK AND SHORT-TERM BORROWED FUNDS

As of December 31, 2002 and 2001, SBM had the following borrowings from Federal Home Loan Bank of Boston (“FHLB”) (dollars in thousands):

Interest Rate		Maturity Date	2002	2001

4.53%		March 28, 2002	$—	$10,000
5.80%		June 26, 2002	—	20,000
5.19%		August 2, 2002	—	10,000
6.80%		August 14, 2002	—	10,000
6.71%		September 5, 2002	—	10,000
2.70%		September 20, 2002	—	10,000
1.56%		January 3, 2003	2,000	—
5.84%		April 22, 2003	20,000	20,000
6.84%		August 11, 2003	10,000	10,000
6.45%		August 15, 2003	25,000	25,000
5.44%		September 16, 2003	10,000	10,000
6.68%		September 29, 2003	10,000	10,000
2.63%		October 1, 2003	6,000	—
2.06%		January 29, 2004	7,000	—
3.60%		April 12, 2004	10,000	10,000
6.48%		May 17, 2004	10,000	10,000
6.66%		October 4, 2004	25,000	25,000
3.97%		October 25, 2004	15,000	15,000
2.38%		October 29, 2004	5,000	—
6.65%		November 8, 2004	20,000	20,000
2.14%		November 15, 2004	10,000	—
3.97%		November 22, 2004	15,000	15,000
6.40%		November 30, 2004	5,000	5,000
4.19%		December 7, 2004	5,000	5,000
4.52%		December 21, 2004	5,000	5,000
3.97%		January 18, 2005	10,000	—
6.05%		May 2, 2005	30,000	30,000
2.50%		May 4, 2005	10,000	—
4.02%		July 1, 2005	7,000	—
2.75%		September 20, 2005	10,000	—
2.92%		October 31, 2005	5,000	—
2.68%		November 14, 2005	10,000	—
6.52%		November 30, 2005	4,000	4,000
6.39%		December 6, 2005	5,000	5,000
2.93%		March 20, 2006	10,000	—
6.53%	*	October 2, 2006	20,000	20,000
3.06%		November 13, 2006	7,000	—
4.91%		December 7, 2006	5,000	5,000
5.28%		December 21, 2006	5,000	5,000
4.84%		January 16, 2007	5,000	—
4.66%		July 2, 2007	7,000	—
3.38%		November 13, 2007	6,000	—
5.88%		July 9, 2008	10,000	10,000

Interest Rate		Maturity Date	2002	2001

5.63%		September 16, 2008	13,056	13,056
4.99%	*	October 30, 2008	20,000	20,000
5.49%		December 8, 2008	5,000	5,000
5.90%		December 22, 2008	5,000	5,000
5.50%		January 15, 2009	5,000	—
4.34%		August 14, 2009	10,000	—
7.10%		September 10, 2009	4,833	4,977
5.91%	*	January 13, 2010	20,000	20,000
4.85%		February 8, 2010	10,000	—
6.56%	*	April 12, 2010	20,000	20,000
6.58%	*	February 27, 2012	20,000	20,000
5.39%	*	December 16, 2013	15,000	15,000
		Unamortized premium	5,001	8,322

Total advances from FHLB			$533,890	$465,355

* These advances have call dates ranging from January 2002 through December 2008.

These advances are contractual agreements with the FHLB. If the Bank were to opt to prepay any of the advances prior to their maturity date, the Bank may incur a prepayment penalty.

In accordance with generally accepted accounting principles, the Bank recorded the FHLB advances acquired from First Federal at the market value on the date of acquisition.  The Bank recorded an adjustment of $9.47 million to record the advances at fair value. The Bank is amortizing this premium on a level-yield basis over the remaining lives of the advances.

The following table presents certain information regarding the Bank’s FHLB advances and short-term borrowed funds at the dates or for the periods indicated.

	At or For the Year Ended December 31,

	2002	2001	2000

	(dollars in thousands)
Average balance outstanding:
Federal Home Loan Bank advances	$477,042	$235,440	$105,692
Short-term borrowed funds	116,318	110,823	110,520
Maximum amount outstanding at any month-end during the period:
Federal Home Loan Bank advances	562,901	457,033	124,000
Short-term borrowed funds	124,315	125,866	119,821
Balance outstanding at end of period:
Federal Home Loan Bank advances	528,889	457,033	100,000
Short-term borrowed funds	121,052	117,180	106,493
Weighted average interest rate during the period:
Federal Home Loan Bank advances	4.92%	5.20%	6.39%
Short-term borrowed funds	1.41	2.60	3.31
Weighted average interest rate at end of period:
Federal Home Loan Bank advances	4.65	5.01	6.15
Short-term borrowed funds	0.90	1.77	3.20

SBM’s FHLB stock collateralizes the FHLB advances. In addition, mortgage loans and otherwise unencumbered investment securities qualified as collateral available to the FHLB were pledged to secure these advances, unused credit lines and letters of credit issued by the FHLB. As of December 31, 2002, SBM had the ability to borrow a total of approximately $660.57 million from FHLB.

SBM maintains a line of credit of $34.00 million with the FHLB which accrues interest at variable rates determined by the FHLB on a daily basis. Amounts drawn against the line of credit are due within one day of withdrawal; however, such amounts are automatically renewed provided that SBM has sufficient cash balances deposited with the FHLB. Borrowings under the line of credit are secured by U.S. Government treasury and/or agency bonds. There were no outstanding borrowings on the FHLB line of credit at December 31, 2002 or 2001.

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

During the third quarter of 2001, the Bank recorded $872,000 of relocation and branch closing costs. In conjunction with the acquisition of First Federal, the Bank closed five of its existing branch offices which were located near First

Federal branch locations.  The Bank expensed $431,000 in future lease payments, $172,000 in furniture and equipment and $164,000 in leasehold improvements relating to these branch location closings. In addition, the Bank relocated certain back office operational departments from a building that was leased to a building that the Bank owns. The Bank expensed $105,000 in the third quarter of 2001 related to leasehold improvements which will no longer be used.

(14)	BENEFIT PLANS

The Bank has a non-contributory defined benefit pension plan (“the Pension Plan”) covering substantially all employees. The benefits are based on years of service and average compensation, as defined in the Pension Plan.

The following table sets forth the change in benefit obligation, change in plan assets and the funded status of the Bank’s pension plan for the years ended December 31, 2002 and 2001. The table includes the effect from the First Federal acquisition.  The table also provides a reconciliation of the Pension Plan’s funded status and the amounts recognized in the Bank’s consolidated statements of condition (in thousands):

	2002	2001

Change in benefit obligation:
Benefit obligation, beginning of year	$37,285	$18,800
Service cost	1,807	1,348
Interest cost	2,582	1,438
Actuarial loss	4,990	2,925
Plan amendments	—	168
Early retirement expenses (see Note 12)	—	264
First Federal benefit obligation at acquisition date	—	12,956
Benefits paid	(1,695)	(614)

Benefit obligation, end of year	$44,969	$37,285

	2002	2001

Change in plan assets:
Fair value of plan assets, beginning of year	$30,367	$22,019
Actual return on plan assets	(2,707)	(3,485)
First Federal plan assets	—	12,447
Benefits paid	(1,695)	(614)

Fair value of plan assets, end of year	$25,965	$30,367

	2002	2001

Funded status	$(19,005)	$(6,918)
Employer contributions after measurement date	1,412	—
Minimum pension liability	(2,592)	—
Unrecognized transition asset	(40)	(117)
Unrecognized prior service cost	240	259
Unrecognized net actuarial loss	10,503	142

Accrued benefit cost	$(9,482)	$(6,634)

The components of net periodic pension cost for the years ended December 31, 2002, 2001 and 2000 were as follows (in thousands):

	2002	2001	2000

Service cost	$1,807	$1,348	$1,363
Interest cost	2,582	1,438	1,321
Expected return on plan assets	2,707	(1,621)	(1,454)
Recognized net gain	—	(223)	(87)
Amortization and deferral	(5,429)	(69)	(69)
Additional amount due to settlement or curtailment	—	773	—

Net periodic pension cost	$1,667	$1,646	$1,074

Significant actuarial assumptions used in determining the actuarial present value of the projected benefit obligation and the net periodic pension cost were as follows:

	2002	2001	2000

Discount rate	6.50%	7.00%	7.75%
Rate of increase in compensation levels	4.50%	4.50%	4.50%
Long-term rate of return on assets	8.50%	8.50%	8.50%

The Bank has entered into supplemental retirement agreements with certain officers and outside directors. The following table sets forth the change in benefit obligation and the funded status of the obligations for the years ended December 31, 2002 and 2001. The table also provides a reconciliation of the obligation’s funded status and the amounts recognized in the Bank’s consolidated statements of condition (in thousands):

	2002	2001

Change in benefit obligation:
Benefit obligation, beginning of year	$4,480	$3,165
Service cost	370	230
Interest cost	414	270
Actuarial loss	2,935	466
Plan amendments	(1,406)	349

Benefit obligation, end of year	6,793	4,480
Fair value of plan assets, end of year	—	—

Funded status	(6,793)	(4,480)
Unrecognized prior service cost	(920)	1,902
Unrecognized net actuarial loss	4,730	601
Minimum pension liability	(1,380)	(845)
Other	—	(8)

Accrued benefit cost	$(4,363)	$(2,830)

The components of net periodic pension cost for the years ended December 31, 2002, 2001 and 2000 were as follows (in thousands):

	2002	2001	2000

Service cost	$370	$230	$203
Interest cost	414	270	206
Actual return on plan assets	55	—	—
Amortization and deferral	222	399	285

Net periodic pension cost	$1,061	$899	$694

Significant actuarial assumptions used in determining the actuarial present value of the projected benefit obligation and the net periodic pension cost were as follows:

	2002	2001	2000

Discount rate	6.50%	7.00%	7.75%
Rate of increase in compensation levels	4.00 and 4.50%	4.00 and 4.50%	4.00 and 4.50%

In addition to providing pension benefits, the Bank provides certain health care benefits for retired employees (“the Health Care Plan”). Only employees retiring before January 1, 1989 are eligible for these benefits, provided they attain age 55 while working for the Bank. In addition, all employees who have attained age 55 and have ten years of vested service are covered under the Health Care Plan until age 65. Effective January 1, 1993, the Bank began to accrue for the estimated costs of these benefits through charges to expense during the years that the employees earn these benefits. The following table reconciles the Health Care Plan’s funded status to the accrued obligation as of December 31, 2002 and 2001 (in thousands):

	2002	2001

Accumulated postretirement benefit obligation:
Retirees	$3,236	$3,038
Other fully eligible participants	243	181
Other active participants	928	833

	4,407	4,052
Unrecognized actuarial (loss) gain	(115)	123
Unrecognized prior service cost	(508)	(562)

Accrued benefit cost	$3,784	$3,613

For the years ended December 31, 2002, 2001 and 2000, net postretirement health care cost included the following components (in thousands):

	2002	2001	2000

Service cost	$132	$78	$69
Interest cost	274	86	71
Amortization and deferral	55	(5)	(16)

Net postretirement benefit cost	$461	$159	$124

Significant actuarial assumptions used in determining the actuarial present value of the projected benefit obligation and the net postretirement health care cost are as follows:

	2002	2001	2000

Discount rate	6.50%	7.00%	7.75%

The health care cost trend rate used to measure the accumulated postretirement benefit obligation is 7.00% as of December 31, 2002. Increasing the health care cost trend rate by 1% would increase the accumulated postretirement benefit obligation by approximately $383,000 and the net postretirement benefit cost by approximately $46,000 (pretax), annually as of December 31, 2002

In connection with the Plan of Conversion, the Bank established an ESOP which acquired 8%, or 898,560, of the shares which were issued in the conversion at a price of $10.36 per share. The purchase of the shares by the ESOP was funded by a loan of $9.31 million from the Company. The loan is to be repaid in fifteen equal annual installments of principal and interest of $1.12 million. Interest on the loan is fixed at 8.75%. ESOP expense for the years ended December 31, 2002 and 2001 was $1.87 million and $1.37 million, respectively. ESOP expense is based on the market value of the Company’s common stock at the time shares are allocated to employees, which may differ from the $10.36 cost of those shares.

(15)	INCOME TAXES

For the years ended December 31, 2002, 2001 and 2000, the provision for (benefit from) income taxes consisted of the following (in thousands):

	2002	2001	2000

Current federal tax provision	$12,412	$9,665	$7,179
Deferred federal tax provision (benefit)	214	(3,290)	(3,520)

Total provision for income taxes	$12,626	$6,375	$3,659

As of December 31, 2002 and 2001, the components of the net deferred income tax asset included in current and deferred income taxes in the accompanying consolidated statements of condition were (in thousands):

	2002	2001

Deferred tax assets:
Allowance for loan losses	$5,600	$5,330
Charitable contributions	—	1,099
Benefits	6,983	5,338
Branch premiums	375	324
Payments and interest on nonaccrual loans	324	62
Investment securities impairment	1,613	1,076
Capital loss	231	879
Compensation	312	793
Other	792	557

	16,230	15,458

Deferred tax liabilities:
Unrealized gain on available for sale securities	(9,223)	(7,340)
Core deposit intangible and noncompete agreement	(2,523)	(2,408)
Premium/discount on First Federal	(2,451)	(2,688)
Accretion	(1,050)	(187)
Premises and equipment	(474)	(267)
Mortgage servicing rights	(505)	(672)
Other	(104)	(994)

	(16,330)	(14,556)

Net deferred tax (liabilitiy) asset	$(100)	$902

Effective for taxable years commencing after December 31, 1998, financial service companies are permitted to establish in the State of Connecticut a passive investment company (“PIC”) to hold and manage loans secured by real property. In 1999, SBM established a PIC, as a wholly-owned subsidiary, and transferred a portion of its real estate mortgage portfolio from SBM to the PIC. Income earned by the PIC is exempt from Connecticut corporation business tax and dividends received by the financial service company from the PIC were not taxable through December 31, 2002.

For the years ended December 31, 2002, 2001 and 2000, the provision for income taxes differed from the amount computed by applying the statutory federal income tax rate (35%) to income before provision for income taxes for the following reasons (in thousands):

	2002	2001	2000

Tax provision at statutory rate	$13,501	$6,699	$3,865
Increase (decrease) in tax resulting from:
Cash surrender value of life insurance	(842)	(361)	—
Tax exempt income	(373)	(90)	(60)
ESOP	436	262	82
Dividends received deduction	(147)	(196)	(249)
Other, net	51	61	21

	$12,626	$6,375	$3,659

As of December 31, 2002, the Bank’s allowance for loan losses for federal income tax return purposes was approximately $19.01 million. If any portion of this allowance is used for purposes other than to absorb loan losses and write-downs of other real estate owned, such amounts will become subject to income tax at the then current tax rate. Management does not anticipate that capital will be used in such a way so as to require the payment of taxes on taxable income resulting from the recapture of the tax allowance. As a result, in accordance with SFAS No. 109, no provision for such tax has been recorded in the accompanying consolidated financial statements.

(16)	STOCK-BASED COMPENSATION

The Company established the Connecticut Bancshares, Inc. 2000 Stock-Based Incentive Plan and the 2002 Equity Compensation Plan (jointly, the “Stock Incentive Plans”) to attract and retain qualified personnel in key positions and to provide employees with an interest in the Company as an incentive to contribute to its success. The Stock Incentive Plans authorize the granting of options to purchase common stock of the Company and awards of restricted shares of common stock. All employees and non-employee directors of the Company are eligible to receive awards under the Stock Incentive Plans. The Stock Incentive Plans are administered by a committee (the “Committee”). Subject to certain regulatory conditions, the Committee has the authority to determine the amount of options granted to any individual and the dates on which each option will become exercisable. The exercise price of all options is determined by the Committee but is at least 100% of the fair market value of the underlying common stock at the time of the grant. In addition, subject to certain regulatory conditions, the Committee has the authority to determine the amounts of restricted stock awards granted to any individual and the dates on which restricted stock awards granted will vest or any other conditions which must be satisfied before vesting.

A summary of the status of the Company’s Stock Incentive Plans as it relates to stock options as of December 31, 2002, 2001 and 2000 and changes during the years ended on those dates is presented below:

	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 1999	—	$—
Granted	1,017,776	17.63

Options outstanding at December 31, 2000	1,017,776	17.63
Granted	35,580	18.51
Forfeited	(7,800)
Exercised	(3,608)	17.63

Options outstanding at December 31, 2001	1,041,948	17.66
Granted	729,000	37.20
Forfeited	(1,800)	17.63
Exercised	(35,360)	17.63

Options outstanding at December 31, 2002	1,733,788	$25.87

At December 31, 2002 and 2001, options were exercisable on 365,658 and 201,274 shares of stock with a weighted average exercise price of $17.64 and $17.63, respectively.

The following table summarizes by plan the options available for grant at December 31, 2002:

	2000 Stock-Based Incentive Plan	2002 Equity Compensation Plan

Options available for grant	1,123,200	675,000
Options granted	(1,123,200)	(621,476)

Options remaining for grant	—	53,524

The following table summarizes information related to outstanding options as of December 31, 2002:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$17.63	997,288	7.98	$17.63
$21.80	7,500	8.73	21.80
$27.74	22,500	9.14	27.74
$37.50	706,500	9.80	37.50

Total	1,733,788	8.74	$25.87

(17)	SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following table presents quarterly consolidated financial information for the Company for 2002 and 2001 (in thousands):

	2002				2001

	Fourth Quarter	Third Quarter	Second Quarter	Firs Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest and dividend income	$35,004	$35,108	$35,420	$35,033	$35,765	$29,535	$25,014	$25,073
Interest expense	13,888	14,750	15,159	16,110	16,922	13,215	10,831	10,964

Net interest income	21,116	20,358	20,261	18,923	18,843	16,320	14,183	14,109
Provision for loan losses	375	375	375	375	375	875	375	375

Net interest income after provision for loan losses	20,741	19,983	19,886	18,548	18,468	15,445	13,808	13,734
Noninterest income (1)	5,052	4,755	4,498	4,720	3,991	(879)	2,993	2,892
Noninterest expense	14,563	14,679	15,338	15,028	15,076	14,524	10,672	11,041

Income before provision for income taxes	11,230	10,059	9,046	8,240	7,383	42	6,129	5,585
Provision for income taxes	(3,706)	(3,320)	(2,931)	(2,670)	(2,392)	—	(2,084)	(1,899)

Net income	$7,524	$6,739	$6,115	$5,570	$4,991	$42	$4,045	$3,686

(1)	Third quarter 2001 includes net losses on securities of $230,000 and an other than temporary impairment of securities charge of $3.92 million.

(18)	COMMITMENTS AND CONTINGENCIES

Cash and due from banks withdrawal and usage reserve requirements

The Bank is required to maintain reserves against its transaction accounts and non-personal time deposits. As of December 31, 2002 and 2001, cash and due from banks withdrawal/usage reserve requirements of approximately $7.47 million and $6.43 million, respectively, existed as a result of Federal Reserve requirements to maintain certain average balances.

Lease commitments

The Bank leases certain of its premises and equipment under lease agreements which expire at various dates through July 2023. The Bank has the option to renew certain of the leases at fair rental values. Rental expense was approximately $1.37 million, $1.26 million and $1.13 million for the years ended December 31, 2002, 2001 and 2000, respectively.

As of December 31, 2002, minimum rental commitments under noncancellable operating leases were (in thousands):

Year	Commitment

2003	$1,144
2004	1,035
2005	818
2006	526
2007	377
Thereafter	1,617

Total	$5,517

Loan commitments and letters of credit

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments included commitments to extend credit of approximately $270.53 million and $235.52 million as of December 31, 2002 and 2001, respectively, and standby letters of credit of approximately $4.78 million and $6.75 million as of December 31, 2002 and 2001, respectively.

These consolidated financial instruments involve, to varying degrees, elements of credit and interest rate risk. The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for existing loans. Management believes that the Bank controls the credit risk of these financial instruments through credit approvals, lending limits, monitoring procedures and the receipt of collateral when deemed necessary.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bank management evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include income producing commercial properties, accounts receivable, inventory and property, plant and equipment.

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

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

(20)	PARENT COMPANY FINANCIAL INFORMATION

Summarized information relative to the statements of condition as of December 31, 2002 and 2001 and statements of operations and cash flows for the years ended December 31, 2002, 2001 and 2000 of Connecticut Bancshares, Inc. (parent company only) are presented as follows (in thousands):

Statements of Condition	2002	2001

Assets:
Cash and cash equivalents	$7,360	$11,226
Investment in SBM	232,339	202,735
Securities available for sale	7,609	20,368
Current and deferred income taxes	4,303	2,333
Accrued interest receivable	7	185
Other assets	21	—

Total assets	$251,639	$236,847

Liabilities and stockholders’ equity:
Other liabilities	$79	$1,473

Total liabilities	79	1,473

Stockholders’ equity	251,560	235,374

Total liabilities and stockholders’ equity	$251,639	$236,847

Statements of Operations	2002	2001	2000

Interest and dividend income:
Interest and dividend income on investment securities	$1,289	$2,246	$1,744

Noninterest income:
Gains on sales of securities, net	726	520	19
Other than temporary impairment of securities (Note 7)	—	(160)	—

Total noninterest income	726	360	19

Noninterest expense:
Salaries and employee benefits	3,736	3,511	856
Fees and services	759	992	636
Securities contributed to SBM Charitable Foundation, Inc.	—	—	8,316
Other operating expenses	156	179	77

Total noninterest expense	4,651	4,682	9,885

Loss before provision for (benefit from) income taxes and equity in undistributed earnings of SBM	(2,636)	(2,076)	(8,122)
Provision for (benefit from) income taxes	(1,285)	82	(2,692)

Loss before equity in undistributed earnings of SBM	(1,351)	(2,158)	(5,430)

Equity in undistributed earnings of SBM	27,300	14,922	12,813

Net income	$25,949	$12,764	$7,383

Statements of Cash Flows	2002	2001	2000

Cash flows from operating activities:
Net income	$25,949	$12,764	$7,383
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Securities contributed to SBM Charitable Foundation, Inc.	—	—	8,316
Accretion on bonds, net	(153)	(253)	(456)
Gains on sales of securities, net	(726)	(520)	(19)
Other than temporary impairment of investment securities	—	160	—
Deferred income tax provision (benefit)	693	(97)	(7,393)
Granting of restricted stock to former Chairman of the Board	—	276	—
Granting of stock options to former Chairman of the Board	—	266	—
Accelerated vesting of restricted stock	—	214	—
Accelerated vesting of stock options	7	124	—
Change in ESOP unearned compensation	1,963	1,368	855
Change in restricted stock unearned compensation	1,843	1,630	—
Changes in operating assets and liabilities -
Accrued interest receivable	178	204	(325)
Other assets	90	—	—
Other liabilities	65	(1,680)	1,628
Change in equity of SBM due to minimum pension liability	(1,734)	—	—
Equity in undistributed earnings of SBM	(27,300)	(14,922)	(12,813)

Net cash provided by (used in) operating activities	875	(466)	(2,824)

Cash flows from investing activities:
Proceeds from maturities of available for sale securities	—	5,900	5,000
Proceeds from sales of available for sale securities	13,109	12,482	983
Purchases of available for sale securities	(2,011)	(1,858)	(40,950)
Proceeds from principal payments of available for sale securities	1,707	409	57
Investment in SBM	—	—	(45,257)

Net cash provided by (used in) investing activities	12,805	16,933	(80,167)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	—	90,513
Funding of trustee purchases of restricted stock	(6,702)	(9,620)	—
Purchase of treasury stock	(5,522)	—	—
Proceeds from exercise of stock options	623	64	—
Dividends paid	(5,945)	(3,257)	—

Net cash (used in) provided by financing activities	(17,546)	(12,813)	90,513

Net (decrease) increase in cash and cash equivalents	(3,866)	3,654	7,522
CASH AND CASH EQUIVALENTS, beginning of year	11,226	7,572	50

CASH AND CASH EQUIVALENTS, end of year	$7,360	$11,226	$7,572

(21)	CASH SURRENDER VALUE OF LIFE INSURANCE

In 2001, the Bank purchased $20.00 million of Bank Owned Life Insurance (“BOLI”).  The Bank purchased these policies for the purpose of protecting itself against the cost/loss due to the death of key employees and to offset the Bank’s future obligations to its employees under various retirement and benefit plans.  On August 31, 2001, the Bank acquired $20.36 million of BOLI as a result of the acquisition of First Federal.  The total value of BOLI at December 31, 2002 and December 31, 2001 was $43.80 and $41.40 million, respectively.  The Bank recorded income from BOLI of $2.41 million and $1.03 million in 2002 and 2001, respectively.

(22)	DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The Bank is required to disclose the estimated fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated statements of condition, for which it is practicable to estimate fair value.

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

Loans

The fair value of the net loan portfolio is estimated by discounting the loans’ future cash flows using the prevailing interest rates as of year-end at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

The book and fair values of unrecognized commitments to extend credit and standby letters of credit were not significant as of December 31, 2002 and 2001.

Deposits and short-term borrowed funds

The fair value of savings, NOW, demand and money market deposits, as well as short-term borrowed funds and mortgagors’ escrow accounts, is the amount payable on demand as of year-end. The fair value of certificates of deposit is estimated by discounting the future cash flows using the rates offered for deposits of similar remaining maturities as of year-end.

Advances from Federal Home Loan Bank

The fair value of advances is estimated by discounting the future cash flows using the rates offered for advances of similar remaining maturities as of year-end.

Values not determined

The above excludes certain financial, as well as non-financial, instruments from its disclosure requirements, including premises and equipment, the intangible value of the Bank’s portfolio of loans serviced (both for itself and for others) and related servicing network, and the intangible value inherent in the Bank’s deposit relationships (i.e., core deposits), among other assets and liabilities. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

As of December 31, 2002 and 2001, the estimated fair values and recorded book balances of the Bank’s financial instruments were (in thousands):

	2002		2001

	Recorded Book Balance	Fair Value	Recorded Book Balance	Fair Value

Assets:
Cash and cash equivalents	$25,264	$25,264	$122,624	$122,624
Securities available for sale	841,622	841,622	758,534	758,534
Loan held for sale	—	—	746	746
Loans, net	1,540,567	1,578,333	1,421,143	1,443,879
Federal Home Loan Bank Stock	30,783	30,783	30,783	30,783
Cash surrender value of life insurance	43,803	43,803	41,396	41,396
Accrued interest receivable	12,613	12,613	12,933	12,933
Liabilities:
Deposits -
Savings	$383,085	$383,085	$357,512	$357,512
Money market	209,301	209,301	171,207	171,207
Certificates of deposit	643,201	656,972	736,951	730,458
NOW	230,293	230,293	214,825	214,825
Demand	130,099	130,099	110,443	110,443
Short-term borrowed funds	121,052	121,052	117,180	117,180
Mortgagors’ escrow accounts	15,097	15,097	10,580	10,580
Advances from Federal Home Loan Bank	533,890	562,596	465,355	467,369