Form 10-Q
period 2003-03-31
CONNECTICUT BANCSHARES INC/DE
filed 2003-05-14
CIK 1097882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: the Issuer had 10,991,927 of common stock, par value $0.01 per share, outstanding as of May 8, 2003.

CONNECTICUT BANCSHARES, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Condition
(Dollars in thousands)

	March 31, 2003	December 31, 2002

	(unaudited)
ASSETS
Cash and cash equivalents	$82,257	$25,264
Securities available for sale, at fair value	741,296	841,622
Loans held for sale	120	—
Loans, net	1,592,042	1,540,567
Federal Home Loan Bank Stock, at cost	30,783	30,783
Premises and equipment, net	17,218	17,793
Accrued interest receivable	12,163	12,613
Other real estate owned	—	—
Cash surrender value of life insurance	44,392	43,803
Current and deferred income taxes	—	58
Goodwill	19,488	19,488
Other intangible assets, net	9,204	9,598
Other assets	5,597	5,953

Total assets	$2,554,560	$2,547,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$1,583,736	$1,595,979
Short-term borrowed funds	115,777	121,052
Mortgagors’ escrow accounts	12,161	15,097
Advances from Federal Home Loan Bank	551,108	533,890
Current and deferred income taxes	407	—
Accrued benefits and other liabilities	35,788	29,964

Total liabilities	2,298,977	2,295,982

Stockholders’ equity:
Common stock ($.01 par value; 45,000,000 shares authorized; 11,274,168 and 11,270,968 shares issued at March 31, 2003 and December 31, 2002, respectively)	113	113
Additional paid-in capital	111,540	110,345
Retained earnings	155,030	149,554
ESOP unearned compensation	(7,289)	(7,444)
Restricted stock unearned compensation	(10,164)	(10,880)
Treasury stock, at cost (185,641 and 165,422 shares at March 31, 2003 and December 31, 2002, respectively)	(6,310)	(5,522)
Accumulated other comprehensive income	12,663	15,394

Total stockholders’ equity	255,583	251,560

Total liabilities and stockholders’ equity	$2,554,560	$2,547,542

See notes to condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Dollars in thousands, except for per share data)

	For the Three Months Ended

	March 31, 2003	March 31, 2002

	(unaudited)
Interest and dividend income:
Interest income on loans	$24,769	$24,937
Interest and dividends on investment securities	8,851	10,096

Total interest and dividend income	33,620	35,033

Interest expense:
Interest on deposits and escrow	6,370	9,711
Interest on short-term borrowed funds	208	456
Interest on advances from Federal Home Loan Bank	6,176	5,943

Total interest expense	12,754	16,110

Net interest income	20,866	18,923
Provision for loan losses	375	375

Net interest income after provision for loan losses	20,491	18,548

Noninterest income:
Service charges and fees	3,437	2,845
Income from cash surrender value of life insurance	589	585
Brokerage commission income	289	360
Gains on sales of securities, net	844	683
Other than temporary impairment of investment securities	(359)	—
Gains on mortgage loan sales, net	42	88
Other	167	159

Total noninterest income	5,009	4,720

Noninterest expense:
Salaries	4,714	4,611
Employee benefits	3,897	3,044
Fees and services	1,645	1,851
Occupancy, net	1,051	1,076
Furniture and equipment	838	963
Marketing	418	475
Amortization of other intangible assets	394	1,271
Foreclosed real estate expense	30	64
Net gains on sales of repossessed assets	(4)	(24)
Other operating expenses	1,559	1,697

Total noninterest expense	14,542	15,028

Income before provision for income taxes	10,958	8,240
Provision for income taxes	3,616	2,670

Net income	$7,342	$5,570

Earnings per share:
Basic	$0.74	$0.55
Diluted	$0.68	$0.52
Weighted average shares outstanding:
Basic	9,953,080	10,115,457
Diluted	10,863,235	10,744,499

See notes to condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2003 and 2002 (unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	ESOP Unearned Compensation	Restricted Stock Unearned Compensation	Treasury Stock	Accumulated Other Comprehensive Income	Total

	Shares	Amount

BALANCE, January 1, 2003	11,105,546	$113	$110,345	$149,554	$(7,444)	$(10,880)	$(5,522)	$15,394	$251,560
Change in ESOP unearned compensation	—	—	460	—	155	—	—	—	615
Exercise of stock options, including tax benefits	3,200	—	82	—	—	—	—	—	82
Tax benefits from vesting of restricted stock awards	—	—	653	—	—	—	—	—	653
Dividends declared ($0.18)	—	—	—	(1,866)	—	—	—	—	(1,866)
Treasury stock purchased	(20,219)	—	—	—	—	—	(788)	—	(788)
Change in restricted stock unearned compensation	—	—	—	—	—	716	—	—	716
Comprehensive income:
Net income	—	—	—	7,342	—	—	—	—	7,342
Change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	—	—	—	(2,731)	(2,731)

Total comprehensive income	—	—	—	7,342	—	—	—	(2,731)	4,611

BALANCE, March 31, 2003	11,088,527	$113	$111,540	$155,030	$(7,289)	$(10,164)	$(6,310)	$12,663	$255,583

BALANCE, January 1, 2002	11,235,608	$112	$108,354	$127,737	$(8,065)	$(6,395)	$—	$13,631	$235,374
Change in ESOP unearned compensation	—	—	254	—	155	—	—	—	409
Exercise of stock options, including tax benefits	23,140	1	494	—	—	—	—	—	495
Tax benefits from vesting of restricted stock awards	—	—	244	—	—	—	—	—	244
Treasury stock purchased	(8,922)	—	—	—	—	—	(232)	—	(232)
Change in restricted stock unearned compensation	—	—	—	—	—	399	—	—	399
Other	—	—	—	352	—	—	—	—	352
Comprehensive income:
Net income	—	—	—	5,570	—	—	—	—	5,570
Change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	—	—	—	(2,173)	(2,173)

Total comprehensive income	—	—	—	5,570	—	—	—	(2,173)	3,397

BALANCE, March 31, 2002	11,249,826	$113	$109,346	$133,659	$(7,910)	$(5,996)	$(232)	$11,458	$240,438

See notes to condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(In thousands)

	For the Three Months Ended

	March 31, 2003	March 31, 2002

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,342	$5,570
Adjustments to reconcile net income to net cash provided by operating activities, excluding effects of acquisition:
Provision for loan losses	375	375
Depreciation	723	794
Amortization/accretion -
Other intangible assets	394	1,271
Premium on bonds	1,902	1,596
Amortization/accretion of fair market adjustment from First Federal Savings and Loan Association of East Hartford (“First Federal”) acquisition -
Loans	215	348
Time deposits	(158)	(803)
Advances from Federal Home Loan Bank	(745)	(858)
Amortization of mortgage servicing rights	195	159
Net gains on sales of other real estate owned	(4)	(24)
Net loss on disposal of fixed assets	—	122
Gains on sales of securities, net	(844)	(683)
Other than temporary impairment of securities	359	—
Gains on mortgage loan sales, net	(42)	(88)
Deferred income tax provision	2,614	2,175
ESOP compensation expense	615	409
Change in restricted stock unearned compensation	716	399
Income from cash surrender value life insurance	(589)	(585)
Changes in operating assets and liabilities, net of amounts acquired-
Accrued interest receivable	450	(27)
Other assets	159	(1,571)
Other liabilities	(2,059)	(1,362)

Net cash provided by operating activities	11,618	7,217

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations and purchases, net of repayments	(53,676)	(39,183)
Proceeds from sales of loans	1,522	1,863
Proceeds from maturities and calls of available for sale securities	48,758	9,000
Proceeds from sales of available for sale securities	29,055	124,859
Purchases of available for sale securities	(31,552)	(190,142)
Proceeds from principal payments of mortgage-backed securities and collateralized mortgage obligations	56,447	37,985
Acquisition of First Federal, net of cash acquired	(117)	(695)
Proceeds from sales of other real estate owned	17	145
Proceeds from sales of premises and equipment	—	1,341
Purchases of premises and equipment	(148)	(1,434)

Net cash provided (used) in investing activities	50,306	(56,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(788)	(232)
Proceeds from exercise of stock options	56	408
Dividends paid	(1,866)	(1,461)
Net increase in savings, money market, NOW and demand deposits	5,130	35,399
Net decrease in certificates of deposit	(17,215)	(17,013)
Net decrease in short-term borrowed funds	(5,275)	(14,401)
Decrease in mortgagors’ escrow accounts	(2,936)	(2,068)
Increase in advances from Federal Home Loan Bank	17,963	9,963

Net cash (used in) provided by financing activities	(4,931)	10,595

Net increase (decrease) in cash and cash equivalents	56,993	(38,449)
CASH AND CASH EQUIVALENTS, beginning of period	25,264	122,624

CASH AND CASH EQUIVALENTS, end of period	$82,257	$84,175

SUPPLEMENTAL INFORMATION:
Cash paid for -
Interest	$12,630	$16,114
Income taxes, net	1,001	1,200
Non-cash transactions -
Transfers from loans to other real estate owned	11	33

See notes to condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of financial statements presentation

The accompanying condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. Such adjustments are the only adjustments contained in the accompanying condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for Connecticut Bancshares, Inc. (“CTBS”) and subsidiary included in CTBS’ Form 10-K for the year ended December 31, 2002. The results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

On April 22, 2003, CTBS declared a quarterly cash dividend of $0.18 per share, or $1.87 million, on outstanding shares of its common stock.  The dividend will be paid on May 27, 2003 to stockholders of record as of the close of business on May 12, 2003.

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

	For the Three Months Ended

	March 31, 2003	March 31, 2002

Net income	$7,342	$5,570

Weighted average shares outstanding	10,666,770	10,889,051
Less: unearned ESOP shares	(713,690)	(773,594)

Basic	9,953,080	10,115,457

Dilutive impact of:
Stock options	489,104	277,356
Restricted stock	421,051	351,686

Diluted	10,863,235	10,744,499

Earnings per share:
Basic	$0.74	$0.55
Diluted	$0.68	$0.52

During the three months ended March 31, 2003 and 2002 there were no stock options that were excluded from the computation of earnings per share as no stock options were antidilutive during these periods.

Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130 “Reporting Comprehensive Income” establishes standards for separately reporting comprehensive income and its components. Components of comprehensive income represent changes in equity resulting from transactions and other events and circumstances from non-owner sources. A reconciliation of other comprehensive income for the three months ended March 31, 2003 and 2002 was as follows (in thousands):

	For the Three Months Ended

	March 31, 2003	March 31, 2002

Unrealized gains on securities:
Change in unrealized holding gains arising during the period, net of tax	$(2,416)	$(1,729)
Reclassification adjustment for gains and other than temporary impairment included in net income, net of tax	(315)	(444)

Other comprehensive income	$(2,731)	$(2,173)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. The adoption of SFAS No. 145 on January 1, 2003 did not have any effect on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The adoption of SFAS No. 146 on January 1, 2003 did not have any effect on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure and amendment to FASB No. 123”, which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, “Accounting for Stock-Based Compensation”, and modifies the disclosure requirements of that Statement. The Company has not adopted the fair value recognition principles of SFAS No. 123. The Company has included the quarterly disclosures required by SFAS No. 148 in this filing.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation requires certain guarantees to be recorded at fair value and also requires a guarantor to make new disclosures, even when the likelihood of making payments under the guarantee is remote. In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying contact that is related to an asset, liability, or an equity security of the guaranteed party. The recognition provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. Adoption of this statement on January 1, 2003 did not have any impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest

Entities”, which requires an enterprise to assess if consolidation is appropriate based upon its variable economic interests in variable interest entities (“VIE’s”). The Company does not invest in investment structures that require analysis under this Interpretation and Interpretation No. 46 does not have any impact on the Company’s consolidated financial statements.

(3)	LOANS

Loans are summarized as follows:

	March 31, 2003	December 31, 2002

	(in thousands)
One- to four-family mortgages	$940,109	$907,188
Construction mortgages	68,273	64,182
Commercial and multi-family mortgages	283,977	275,818
Commercial business loans	182,162	180,612
Installment loans	133,835	128,939

Total loans	1,608,356	1,556,739
Less: Allowance for loan losses	(16,314)	(16,172)

Total loans, net	$1,592,042	$1,540,567

A summary of the allowance for loan losses is as follows:

	For the Three Months Ended March 31, 2003	For the Year Ended December 31, 2002

	(in thousands)
Balance, beginning of period	$16,172	$15,228
Provision for loan losses	375	1,500
Loans charged off	(285)	(1,781)
Recoveries	52	1,225

Balance, end of period	$16,314	$16,172

(4)	DEPOSITS

Deposits were as follows:

	March 31, 2003	December 31, 2002

	(in thousands)
Certificates of deposit:
Original maturity of less than one year	$128,544	$127,703
Original maturity of one year or more	415,668	433,956
Time certificates in denominations of $100,000 or more	81,616	81,542

Total certificates of deposit	625,828	643,201

Savings accounts	393,718	383,085
Money market accounts	205,152	209,301
NOW accounts	232,686	230,293
Demand deposits	126,352	130,099

Total deposits	$1,583,736	$1,595,979

(5)	INTANGIBLE ASSETS

	March 31, 2003	December 31, 2002

	(in thousands)
Intangible assets subject to amortization:
Core deposit intangible	$7,095	$7,372
Branch premiums	995	1,103
Other	266	275

Total	8,356	8,750

Intangible assets not subject to amortization:
Goodwill	19,488	19,488
Minimum pension liability	848	848

Total	20,336	20,336

Total intangible assets	$28,692	$29,086

	March 31, 2003	December 31, 2002

	(in thousands)
Accumulated amortization for intangible assets subject to amortization:
Core deposit intangible	$1,751	$1,474
Branch premiums	3,318	3,210
Other	34	25

Total	$5,103	$4,709

	For the Three Months Ended

	March 31, 2003	March 31, 2002

	(in thousands)
Amortization expense:
Noncompete agreements	$—	$887
Core deposit intangible	277	276
Branch premiums	108	108
Other	9	—

Total	$394	$1,271

For the five years ending December 31, the estimated aggregate annual amortization expense is as follows (in thousands):

2003	$1,576
2004	1,576
2005	1,338
2006	1,169
2007	1,169

During the three months ended March 31, 2003, there was no goodwill acquired, no impairment losses recognized and no goodwill included in the gain or loss on disposal of a reporting unit.

(6)	OTHER THAN TEMPORARY IMPAIRMENT OF SECURITIES

On a quarterly basis, the Company reviews available for sale investment securities with unrealized depreciation for six consecutive months as well as other securities with circumstances warranting review to assess whether the decline in fair value is temporary or other than temporary.  The Company judges whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons.  Once the estimated reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. In accordance with this policy, during the three months ended March 31, 2003 the Company recorded other than temporary impairment charges for one equity security and one investment in a limited partnership for a total of $359,000. The charge for the equity investment was computed using the closing price of the security as of March 31, 2003. The equity security impaired is publicly traded. The impairment charge for the limited partnership was equal to the difference between the carrying value of the investment and the fair value of the Company’s share of the partner’s capital as calculated by the partnership. The limited partnership is not publicly traded. There were no material unrecognized impairment losses as of March 31, 2003 or 2002. The Company did not record an other than temporary impairment charge during the three months ended March 31, 2002.

(7)	STOCK-BASED COMPENSATION

The Company applies APB No. 25 and related interpretations in accounting for its stock compensation plans. Had compensation cost been determined consistent with the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s pro forma net income and pro forma basic and diluted earnings per share would have been (in thousands, except per share data):

	For The Three Months Ended

	March 31, 2003	March 31, 2002

Net income:
Net income as reported	$7,342	$5,570
Less effect of compensation expense determined under fair value based method, net of tax	560	242

Pro forma net income	$6,782	$5,328

Pro forma earnings per share:
Basic	$0.68	$0.53
Diluted	$0.62	$0.50

Fair value was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Grant date For the three months months ended March 31, 2002

Risk free interest rate	3.95%
Expected life	10 years
Expected volatility	29%
Dividend yield	2.00%
Fair value	$17.48

There were no options granted during the quarter ended March 31, 2003.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations for the three months ended March 31, 2003 and 2002, and should be read in conjunction with the Company’s condensed consolidated financial statements and the notes thereto, appearing elsewhere herein.

Forward Looking Statements

This Form 10-Q contains forward looking statements that are based on assumptions and describe future plans, strategies and expectations of the Company.  These forward looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Subject to applicable laws and regulations, the Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions which may be made to any forward looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.  Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s Form 10-K filing for the year ended December 31, 2002.

General

The Company’s results of operations depend primarily on net interest income, which represents the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. The Bank generates noninterest income primarily from fees charged on customers’ accounts and fees earned on activities such as investment services provided through a third party registered broker-dealer. The Bank’s noninterest expenses primarily consist of employee compensation and benefits, occupancy expense, marketing and other operating expenses. The Company’s results of operations are also affected by general economic and competitive conditions, notably changes in market interest rates, government policies and regulations. The Bank exceeded all of its regulatory capital requirements at March 31, 2003.

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

Total assets increased $7.02 million, or 0.28%, to $2.555 billion at March 31, 2003 as compared to $2.548 billion at December 31, 2002. The increase in assets was mainly attributable to a $57.00 million increase in cash and cash equivalents and a $51.47 million increase in net loans partially offset by a $100.32 million decrease in securities. The increase in cash and cash equivalents was mainly due to prepayments on mortgage-backed securities and collateralized mortgage obligations as well as $48.73 million of securities that were called during the first quarter of 2003. The increase in loans was primarily due to a $32.92 million increase in one- to four-family mortgages, an $8.16 million increase in commercial and multi-family mortgages and a $4.90 million increase in installment loans. The growth in assets was primarily funded by an increase in advances from the Federal Home Loan Bank of Boston (“FHLB”) of $17.22 million, partially offset by a decrease in deposits of $12.24 million.

The following table presents the amortized cost and fair value of the Company’s available for sale securities, by type, at the dates indicated:

	At March 31, 2003		At December 31, 2002

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in thousands)
Debt securities:
Asset-backed securities	$74,876	$76,789	$91,370	$93,676
U.S. Government and agency
obligations	107,627	114,615	156,466	164,580
Municipal obligations	23,216	23,983	23,357	23,978
Corporate securities	59,053	62,035	63,209	66,143

Total	264,772	277,422	334,402	348,377

Equity securities:
Marketable equity securities	14,921	16,565	17,427	21,753
Debt mutual funds	9,306	9,310	9,249	9,267
Other equity securities	1,193	1,193	1,388	1,388

Total	25,420	27,068	28,064	32,408

Total debt and equity securities	290,192	304,490	362,466	380,785
Mortgage-backed securities:
Collateralized mortgage obligations	209,662	212,801	247,236	250,428
Mortgage-backed securities	219,292	224,005	205,569	210,409

Total mortgage-backed securities	428,954	436,806	452,805	460,837

Total available for sale securities	$719,146	$741,296	$815,271	$841,622

Available for sale securities decreased $100.32 million, or 11.92%, from a fair value of $841.62 million at December 31, 2002 to a fair value of $741.30 million at March 31, 2003. The Company had proceeds from sales of $29.06 million (including net gains of $844,000), maturities and calls of $48.76 million and principal payments of $56.45 million of securities during the three months ended March 31, 2003.  The Company also experienced a decrease in unrealized gains on securities of $4.20 million from December 31, 2002 to March 31, 2003.  Securities purchased totaled $31.55 million during the three months ended March 31, 2003.

Net loans increased $51.47 million, or 3.34%, from $1.54 billion at December 31, 2002 to $1.59 billion at March 31, 2003. Residential mortgages (including residential construction mortgages) increased $31.25 million, or 3.38%, from $925.08 million at December 31, 2002 to $956.33 million at March 31, 2003 due to continuing loan demand mainly due to refinancing activity in a low interest rate environment. Commercial real estate, commercial construction and business loans increased $15.46 million, or 3.08%, from $502.73 million at December 31, 2002, to $518.19 million at March 31, 2003, primarily due to an increase in commercial mortgage originations. As of March 31, 2003, commercial loans represented 32.22% of the Bank’s loan portfolio.

Deposits totaled $1.58 billion at March 31, 2003, a decrease of $12.24 million, or 0.77%, compared to $1.60 billion at December 31, 2002. Certificates of deposit decreased $17.37 million, or 2.70%, from $643.20 million at December 31, 2002 to $625.83 million at March 31, 2003. Savings and money market accounts increased $6.48 million, or 1.09%, from $592.39 million at December 31, 2002 to $598.87 million at March 31, 2003. With certificate of deposit rates at a relatively low level, retail depositors may be holding their funds in savings, money market and checking accounts until interest rates rise. In addition, the Bank offers a short-term transactional repurchase agreement (repo) account to commercial businesses and retail customers. These repo accounts are shown as short-term borrowed funds in the accompanying condensed consolidated statements of condition. Short-term borrowed funds decreased $5.27 million, or 4.35%, from $121.05 million to $115.78 million during the first three months of 2003. Advances from the FHLB increased $17.22 million, or 3.23%, from $533.89 million to $551.11 million during the first three months of 2003.

Nonperforming assets totaled $2.68 million at March 31, 2003, compared to $2.89 million at December 31, 2002, a decrease of $215,000, or 7.43%. The Bank did not have any other real estate owned at March 31, 2003 or December 31, 2002. During the first quarter of 2003 the Bank foreclosed on and subsequently sold one residential property.

The following table sets forth information regarding nonperforming loans and other real estate owned:

	March 31, 2003	December 31, 2002

	(in thousands)
Nonperforming loans:
Loans past due 90 days and still accruing:
One- to four- family mortgages	$424	$527
Commercial and multifamily mortgages	—	395
Commercial business	77	313
Installment	108	108

Total loans past due 90 days and still accruing	609	1,343

Loans on nonaccrual:
One- to four- family mortgages	298	306
Commercial and multifamily mortgages	393	393
Commercial business	984	852

Total loans on nonaccrual	1,675	1,551

Troubled debt restructurings:
Commercial and multifamily mortgages	395	—

Total troubled debt restructurings	395	—

Total nonperforming loans	2,679	2,894
Other real estate owned	—	—

Total nonperforming assets	$2,679	$2,894

Total nonperforming loans as a percentage of gross loans	0.17%	0.19%

Total nonperforming assets as a percentage of total assets	0.10%	0.11%

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

The allowance for loan losses was $16.31 million at March 31, 2003, an increase of $142,000 from the $16.17 million recorded at December 31, 2002.  The allowance for loan losses as a percentage of gross loans was 1.01% at March 31, 2003 as compared to 1.04% at December 31, 2002.  The allowance for loan losses as a percentage of nonperforming loans was 608.96% at March 31, 2003 as compared to 558.81% at December 31, 2002.

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

Due to the inherent imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank’s analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and maintains an unallocated allowance for loan losses. The amount of the unallocated allowance was $3.52 million at March 31, 2003 as compared to $3.24 million at December 31, 2002. As a percentage of the allowance for loan losses, the unallocated was 21.58% of the total allowance for loan losses at March 31, 2003 and 20.04% of the total allowance for loan losses at December 31, 2002.

The Bank uses three separate methods to estimate the allowance for loan losses as discussed above and then uses a weighted average formula to estimate the final allowance for loan losses. The Bank uses a portfolio segmentation method, a risk rating method, and a historical method for estimating the allowance for loan losses.  The weighting factors were 45%, 45% and 10%, respectively at both March 31, 2003 and December 31, 2002.

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

Accrued benefits and other liabilities increased $5.83 million from $29.96 million at December 31, 2002 to $35.79 million at March 31, 2003. The increase was primarily due to the purchase of a mortgage-backed security of $8.00 million which settled on April 24, 2003. The security purchase is included in securities available for sale, at fair value. The purchase price is included in accrued benefits and other liabilities as of March 31, 2003. The Bank paid for the security in April 2003 using available funds currently invested in short-term investments. This increase was partially offset by higher accrued liabilities at December 31, 2002, primarily due to accrued employee bonuses.

Total stockholders’ equity increased $4.02 million, or 1.60%, to $255.58 million at March 31, 2003 compared to $251.56 million on December 31, 2002.  The increase is due primarily to net income of $7.34 million for the three months ended March 31, 2003 partially offset by the decrease in the unrealized gain, net of tax, on securities available for sale during the first quarter of 2003. In addition, the Company repurchased 20,219 shares of its common stock during the first quarter of 2003 for $788,541 and has repurchased 185,641 shares of its common stock since its conversion to a public company on March 2, 2000 at a weighted average price of $33.99 per share, for a total of $6.31 million. The Company had previously announced that its Board of Directors has authorized the repurchase of up to 561,600, or approximately 5%, of its outstanding shares of its common stock.

Comparison of Operating Results for the Three Months Ended March 31, 2003 and 2002

Net Income. Net income for the quarter ended March 31, 2003 was $7.34 million compared to $5.57 million for the first quarter of 2002. The results for the quarter ended March 31, 2003 include a $1.95 million, or 10.31%, increase in net interest income, primarily due to a lower cost of funds and higher volume of loans and lower asset yields. Net income also increased from an increase in service charge and fee income of $592,000 and lower amortization of other intangible assets of $877,000 due to noncompete agreements with former First Federal executives which became fully amortized during the third quarter of 2002. Net income was reduced due to higher employee benefits of $853,000 primarily due to increased restricted stock, pension and ESOP expenses.

Net Interest Income. Net interest income increased $1.95 million, or 10.31%, to $20.87 million for the first quarter of 2003 compared to $18.92 million for the first quarter of 2002. The increase was primarily due to higher average loans and a lower cost of funds, partially offset by lower asset yields. Total interest and dividend income decreased $1.41 million, or 4.03%, to $33.62 million for the first quarter of 2003 from $35.03 million for the first quarter of 2002. Interest income on loans decreased $168,000, or 0.67%, to $24.77 million for the three months ended March 31, 2003 compared to $24.94 million for the three months ended March 31, 2002. The decrease was due to a 62 basis point decrease in the average yield on loans partially offset by a $134.95 million increase in the average balance of loans outstanding. The decrease in yield and the increase in loan volume were mainly due to a lower rate environment and higher prepayments and refinancings of residential mortgages. Interest and dividend income from investment securities, short-term investments and FHLB stock decreased $1.25 million, or 12.38%, to $8.85 million for the three months ended March 31, 2003 compared to $10.10 million for the three months ended March 31, 2002. The decrease in income was mainly due to lower yields resulting from a lower rate environment. The yield on investment securities, short-term investments and FHLB stock decreased 24 basis points to 4.58% for the quarter ended March 31, 2003 as compared to 4.82% for the quarter ended March 31, 2002.

Interest expense decreased $3.36 million, or 20.86%, to $12.75 million for the three months ended March 31, 2003 compared to $16.11 million for the quarter ended March 31, 2002. The decrease was primarily due to a decrease in the overall cost of funds for interest-bearing liabilities of 70 basis points.  The cost of funds for the first quarter of 2003 was 2.44% as compared to 3.14% for the first quarter of 2002. The decrease in the cost of funds was primarily due to a lower rate environment.

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

	For the Three Months Ended March 31,

	2003			2002

	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate

	(dollars in thousands)
Interest-earning assets:
Loans (1):
Real estate	$1,280,208	$20,050	6.26%	$1,172,341	$20,068	6.85%
Consumer	131,855	1,928	5.85	119,869	2,085	6.96
Commercial (5)	182,320	2,798	6.22	167,223	2,796	6.78

Total loans (5)	1,594,383	24,776	6.23	1,459,433	24,949	6.85

Mortgage-backed securities (2)	203,485	2,469	4.85	139,596	2,135	6.12
Collateralized mortgage obligations (2)	220,533	2,357	4.28	248,735	3,142	5.05
Investment securities (2) (5):
U.S. Government and agency obligations	126,680	1,509	4.83	163,044	1,654	4.11
Municipal obligations	23,291	416	7.14	23,707	418	7.05
Corporate securities	61,714	829	5.37	50,223	871	6.94
Common stock and mutual funds	25,421	232	3.65	45,043	465	4.13
Other investment securities	1,363	2	0.59	993	2	0.81
Asset-backed securities	79,030	916	4.64	85,375	1,021	4.78
Other interest-bearing assets
FHLB stock	30,783	246	3.20	30,783	285	3.70
Short-term investments	19,116	57	1.21	69,478	316	1.84

Total interest-earning assets (5)	2,385,799	$33,809	5.68%	2,316,410	$35,258	6.10%

Noninterest-earning assets	140,760			130,033

Total assets	$2,526,559			$2,446,443

Interest-bearing liabilities:
Deposits:
NOW accounts	$216,319	$180	0.34%	$204,992	$293	0.58%
Savings and money market accounts	594,464	1,050	0.72	545,294	2,264	1.68
Certificates of deposit	635,184	5,101	3.26	728,002	7,123	3.97
Escrow deposits	9,966	39	1.59	7,089	31	1.77

Total interest-bearing deposits	1,455,933	6,370	1.77	1,485,377	9,711	2.65
Short-term borrowed funds	116,664	208	0.72	112,095	456	1.65
Advances from FHLB	551,399	6,176	4.54	481,362	5,943	5.01

Total interest-bearing liabilities	2,123,996	$12,754	2.44%	2,078,834	$16,110	3.14%

Noninterest-bearing liabilities	147,457			126,295

Total liabilities	2,271,453			2,205,129
Stockholders’ equity	255,106			241,314

Total liabilities and stockholders’ equity	$2,526,559			$2,446,443

Net interest-earning assets	$261,803			$237,576

Net interest income (5)		$21,055			$19,148

Interest rate spread (3) (5)			3.24%			2.96%
Net interest margin (4) (5)			3.51%			3.28%
Ratio of interest-earning assets to interest-bearing liabilities			112.33%			111.43%
Taxable-equivalent adjustments
Loans		$7			$12
Investment securities		182			213

Total		$189			$225

(1)	Balances are net of undisbursed proceeds of construction loans in process and include nonperforming loans.
(2)	Yields are calculated on amortized cost and exclude the impact of unrealized gains and losses on available for sale securities.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents fully taxable-equivalent net interest income as a percentage of average interest-earning assets.
(5)	Fully taxable-equivalent yields are calculated assuming a 35% federal income tax rate.

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

For the Three Months
Ended March 31, 2003
Compared to the Three
Months Ended March 31, 2002

	Increase (Decrease) Due to

	Rate	Volume	Rate/Vol	Net

	(in thousands)
Interest-earning assets:
Loans:
Real estate	$(1,707)	$1,846	$(157)	$(18)
Consumer	(332)	208	(33)	(157)
Commercial	(230)	252	(20)	2

Total loans	(2,269)	2,306	(210)	(173)
Mortgage-backed securities	(441)	977	(202)	334
Collateralized mortgage obligations	(484)	(356)	55	(785)
Investment securities	(137)	(684)	(4)	(825)

Total interest-earning assets	(3,331)	2,243	(361)	(1,449)

Interest-bearing liabilities:
Deposits:
NOW accounts	(122)	16	(7)	(113)
Savings and money market accounts	(1,301)	204	(117)	(1,214)
Certificates of deposit	(1,277)	(908)	163	(2,022)
Other	(3)	13	(2)	8

Total deposits	(2,703)	(675)	37	(3,341)
Short-term borrowed funds	(256)	19	(11)	(248)
Advances from FHLB	(551)	865	(81)	233

Total interest-bearing liabilities	(3,510)	209	(55)	(3,356)

Increase in net interest income	$179	$2,034	$(306)	$1,907

Provision for Loan Losses. The provision for loan losses was $375,000 for the quarters ended March 31, 2003 and March 31, 2002. The allowance for loan losses was 1.01% of total loans and 608.96% of nonperforming loans at March 31, 2003 compared to 1.04% and 558.81%, respectively, at December 31, 2002.

Noninterest Income.  Noninterest income was $5.01 million for the three months ended March 31, 2003 as compared to $4.72 million for the three months ended March 31, 2002. The increase was primarily due to higher service charges and fees and an increase in net gains on sales of securities partially offset by higher charges for other than temporary impairment and lower brokerage commissions. Service charges and fees were $3.44 million for the three months ended March 31, 2003 compared to $2.85 million for the three months ended March 31, 2002. Income from service charges and fees increased $391,000 from demand deposit account fees, $79,000 from increased fees on merchant services and fees and $77,000 from prepayment penalties on loans. During the first quarter of 2003, the Bank recognized net security gains of $844,000 as compared to net security gains of $683,000 in the first quarter of 2002. The Company sold various debt and equity securities throughout the first quarter of 2003. The Company recorded other than temporary impairment charges for one equity security and one investment in a limited partnership for a total of $359,000 while during the first quarter of 2002 no other than temporary impairment charges were recognized. The charge for the equity investment was computed using the closing price of the security as of March 31, 2003. The equity security impaired is publicly traded. The impairment charge for the limited partnership was equal to the difference between the carrying value of the investment and the fair value of the Company’s share of the partner’s capital as calculated by the partnership. The limited partnership is not publicly traded. There were no material unrecognized impairment losses as of March 31, 2003 or 2002. Brokerage commissions declined from $360,000 for the three months ended March 31, 2002 to $289,000 for the three months ended March 31, 2003 primarily due to the general market environment which was influenced by the uncertainty concerning the war in Iraq.

Noninterest Expense. Noninterest expense decreased $486,000, or 3.23%, from $15.03 million for the three months ended March 31, 2002 to $14.54 million for the three months ended March 31, 2003. Decreases in noninterest expense for the quarter included amortization of other intangible assets, fees and services and other operating expenses. Due to the acquisition of First Federal in August 2001, the Company recorded other intangible assets related to noncompete agreements with former First Federal executives and core deposits.  The noncompete agreements with former First Federal executives were for a term of one year and became fully amortized during the third quarter of 2002. The amortization decrease of $877,000 over the prior year quarter is primarily due to the full amortization of the noncompete agreements. Fees and services decreased $206,000 over the prior year quarter primarily because of lower information technology consulting, loan servicing and other consulting fees. Other operating expenses were lower primarily due to lower office supply and merchant services expenses. Increases in noninterest expense for the current year quarter were primarily in employee benefits.  Increases in employee benefit expenses of $853,000 over the prior year quarter were primarily due to increased restricted stock, pension and ESOP expenses.

Provision for Income Taxes. Income tax expense increased $946,000 from $2.67 million for the first quarter of 2002 to $3.62 million for the quarter ended March 31, 2003.  The effective tax rate for the current quarter was 33.00% compared to 32.40% in the prior year quarter.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short- term nature.  The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. Primary sources of funds consist of deposit inflows, loan repayments, maturities, paydowns, sales of collateralized mortgage obligations, investment and mortgage-backed securities and advances from FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, loan and mortgage-backed security prepayments and security calls are influenced by general interest rates, economic conditions and competition.

The Company’s primary investing activities are (1) originating residential one- to four-family mortgage loans and, to a lesser extent, commercial business and real estate loans, multi-family loans, single-family construction loans, home equity loans and lines of credit and consumer loans, and (2) investing in mortgage-backed securities, collateralized mortgage obligations, U.S. Government and agency obligations and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposit growth and Advances from the FHLB. During the three months ended March 31, 2003, the Bank’s loan originations, net of repayments, totaled $53.68 million. For the three months ended March 31, 2003, the Company purchased investments in mortgage-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations totaling $31.55 million. The Bank experienced a net decrease in total deposits of $12.09 million for the three months ended March 31, 2003. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. During the three months ended March 31,2003, the Company repurchased 20,219 shares of its common stock at a weighted average price of $39.00 per share, for a total of $788,541 and has repurchased 185,641 shares of its common stock since its conversion to a public company on March 2, 2000 at a weighted average price of $33.99 per share, for a total of $6.31 million. The Company had previously announced that its Board of Directors has authorized the repurchase of up to 561,600, or approximately 5%, of its outstanding shares of its common stock. The Company closely monitors its liquidity position on a daily basis. If the Company should require additional funds, additional funds are available through advances from FHLB and through repurchase agreement borrowing facilities.

Outstanding commitments for all loans and unadvanced construction loans and lines of credit totaled $245.18 million at March 31, 2003.  Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that are scheduled to mature in one year or less from March 31, 2003 totaled $362.94 million.  The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. Occasionally, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank’s historical experience with deposit retention, management believes that a significant portion of its deposits will remain with the Bank.

SBM must satisfy various regulatory capital requirements administered by the federal banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2003, SBM exceeded all of its regulatory capital requirements with a leverage capital level of $196.91 million, or 7.86% of average assets, which is above the required level of $100.18 million, or 4.00%, and total risk-based capital of $213.22 million, or 12.89% of risk weighted assets, which is above the required level of $132.33 million, or 8.00%. SBM is considered “well capitalized” under regulatory guidelines.

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

Impact of New Accounting Standards

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. The adoption of SFAS No. 145 on January 1, 2003 did not have any effect on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The adoption of SFAS No. 146 on January 1, 2003 did not have any effect on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure and amendment to FASB No. 123”, which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, “Accounting for Stock-Based Compensation”, and modifies the disclosure requirements of that Statement. The Company has not adopted the fair value recognition principles of SFAS No. 123. The Company has included the quarterly disclosures required by SFAS No. 148 in this filing.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation requires certain guarantees to be recorded at fair value and also requires a guarantor to make new disclosures, even when the likelihood of making payments under the guarantee is remote. In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying contact that is related to an asset, liability, or an equity security of the guaranteed party. The recognition provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. Adoption of this statement on January 1, 2003 did not have any impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which requires an enterprise to assess if consolidation is appropriate based upon its variable economic interests in variable interest entities (“VIE’s”). The Company does not invest in investment structures that require analysis under this Interpretation and Interpretation No. 46 does not have any impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

The Bank’s market risk also includes equity price risk. The Bank’s common stock and mutual fund portfolio had gross unrealized gains of $2.51 million and gross unrealized losses of $865,000 at March 31, 2003 which are included, net of taxes, in accumulated other comprehensive income, a separate component of the Bank’s capital. If equity security prices decline due to unfavorable market conditions or other factors, the Bank’s capital would decrease.

The Bank’s investment policy authorizes it to be a party to financial instruments with off-balance sheet risk in the normal course of business to reduce its exposure to fluctuations in interest rates. All counter-parties must be pre-approved by the Bank’s Executive Committee and reported to its Investment Committee. At March 31, 2003 the Bank had no derivative instruments.

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

The table below sets forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods using balance sheet simulation. The simulation uses projected repricing of assets and liabilities at March 31, 2003 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments. Prepayment rates can have a significant impact on the Company’s balance sheet simulation. Because of the large percentage of loans, collateralized mortgage obligations and mortgage-backed securities held by the Company, rising or falling interest rates have a significant impact on the prepayment speeds of the Company’s earning assets, which in turn effect the Company’s rate sensitivity position. When open-market interest rates rise, prepayments tend to slow. When open-market interest rates fall, prepayments tend to rise. The Company’s asset sensitivity would be reduced if prepayments slow, and vice versa. While the Bank believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security, collateralized mortgage obligation and loan repayment activity.

	Percentage Change in Estimated Net Interest Income Over

	12 months	24 months

200 basis point increase in rates	-0.40%	-0.30%
200 basis point decrease in rates	-1.74%	-6.80%

The two hundred basis point change in rates in the above table is assumed to occur evenly over the next twelve months.  Based on the scenario above, net income would be adversely affected (within the Bank’s internal guidelines) in both the twelve and twenty-four month periods in both a rising and declining rate environment. For each percentage point change in net interest income, the effect on net income would be $537,000, assuming a 35% tax rate.

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

CONNECTICUT BANCSHARES, INC.

Dated: May 12, 2003	By:	/s/ RICHARD P. MEDUSKI

Richard P. Meduski President and Chief Executive Officer (principal executive officer)

Dated: May 12, 2003	By:	/s/ MICHAEL J. HARTL

Michael J. Hartl Senior Vice President and Chief Financial Officer (principal accounting and financial officer)

CERTIFICATIONS

I,		Richard P. Meduski, certify, that:

1.	I have reviewed this quarterly report on Form 10-Q of Connecticut Bancshares, Inc. (“the registrant”);

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

Date: May 12, 2003
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

Date: May 12, 2003
/s/ MICHAEL J. HARTL

Michael J. Hartl Senior Vice President and Chief Financial Officer (principal accounting and financial officer)