Form 10-Q
period 2003-06-30
CONNECTICUT BANCSHARES INC/DE
filed 2003-08-12
CIK 1097882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

            Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: the Issuer had 10,956,670 of common stock, par value $0.01 per share, outstanding as of August 6, 2003.

CONNECTICUT BANCSHARES, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Condition
(Dollars in thousands)

	June 30, 2003	December 31, 2002

	(unaudited)
ASSETS
Cash and cash equivalents	$88,040	$25,264
Securities available for sale, at fair value	741,807	841,622
Loans held for sale	578	—
Loans, net	1,648,170	1,540,567
Federal Home Loan Bank Stock, at cost	30,783	30,783
Premises and equipment, net	16,639	17,793
Accrued interest receivable	11,506	12,613
Other real estate owned	302	—
Cash surrender value of life insurance	44,989	43,803
Current and deferred income taxes	2,337	58
Goodwill	19,488	19,488
Other intangible assets, net	8,810	9,598
Other assets	5,323	5,953

Total assets	$2,618,772	$2,547,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$1,618,688	$1,595,979
Short-term borrowed funds	124,251	121,052
Mortgagors’ escrow accounts	21,537	15,097
Advances from Federal Home Loan Bank	575,374	533,890
Accrued benefits and other liabilities	29,427	29,964

Total liabilities	2,369,277	2,295,982

Stockholders’ equity:
Common stock ($.01 par value; 45,000,000 shares authorized; 11,313,584 and 11,270,968 shares issued at June 30, 2003 and December 31, 2002, respectively)	113	113
Additional paid-in capital	113,006	110,345
Retained earnings	160,659	149,554
ESOP unearned compensation	(7,134)	(7,444)
Restricted stock unearned compensation	(9,448)	(10,880)
Treasury stock, at cost (558,641 and 165,422 shares at June 30, 2003 and December 31, 2002, respectively)	(21,744)	(5,522)
Accumulated other comprehensive income	14,043	15,394

Total stockholders’ equity	249,495	251,560

Total liabilities and stockholders’ equity	$2,618,772	$2,547,542

See notes to condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Dollars in thousands, except for per share data)

	For the Three Months Ended

	June 30, 2003	June 30, 2002

	(unaudited)
Interest and dividend income:
Interest income on loans	$24,737	$25,250
Interest and dividends on investment securities	7,930	10,170

Total interest and dividend income	32,667	35,420

Interest expense:
Interest on deposits and escrow	5,776	8,844
Interest on short-term borrowed funds	189	406
Interest on advances from Federal Home Loan Bank	6,181	5,909

Total interest expense	12,146	15,159

Net interest income	20,521	20,261
Provision for loan losses	300	375

Net interest income after provision for loan losses	20,221	19,886

Noninterest income:
Service charges and fees	3,821	3,063
Income from cash surrender value of life insurance	596	607
Brokerage commission income	504	458
Gains on sales of securities, net	666	368
Other than temporary impairment of investment securities	—	(270)
Gains on mortgage loan sales, net	28	61
Other	134	211

Total noninterest income	5,749	4,498

Noninterest expense:
Salaries	4,965	5,063
Employee benefits	3,610	2,747
Fees and services	2,054	1,994
Occupancy, net	944	941
Furniture and equipment	826	1,009
Amortization of other intangible assets	394	1,277
Marketing	324	616
Foreclosed real estate expense	55	27
Net (gains) losses on sales of repossessed assets	(1)	17
Other operating expenses	1,638	1,647

Total noninterest expense	14,809	15,338

Income before provision for income taxes	11,161	9,046
Provision for income taxes	3,683	2,931

Net income	$7,478	$6,115

Earnings per share:
Basic	$0.76	$0.60
Diluted	$0.70	$0.56
Weighted average shares outstanding:
Basic	9,850,503	10,162,179
Diluted	10,724,621	10,837,085

See notes to condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Dollars in thousands, except for per share data)

	For the Six Months Ended

	June 30, 2003	June 30, 2002

	(unaudited)
Interest and dividend income:
Interest income on loans	$49,506	$50,188
Interest and dividends on investment securities	16,781	20,266

Total interest and dividend income	66,287	70,454

Interest expense:
Interest on deposits and escrow	12,145	18,555
Interest on short-term borrowed funds	398	863
Interest on advances from Federal Home Loan Bank	12,358	11,852

Total interest expense	24,901	31,270

Net interest income	41,386	39,184
Provision for loan losses	675	750

Net interest income after provision for loan losses	40,711	38,434

Noninterest income:
Service charges and fees	7,259	5,908
Income from cash surrender value of life insurance	1,186	1,192
Brokerage commission income	793	818
Gains on sales of securities, net	1,510	1,052
Other than temporary impairment of investment securities	(359)	(270)
Gains on mortgage loan sales, net	71	149
Other	298	370

Total noninterest income	10,758	9,219

Noninterest expense:
Salaries	9,679	9,674
Employee benefits	7,507	5,791
Fees and services	3,699	3,846
Occupancy, net	1,995	2,017
Furniture and equipment	1,664	1,972
Amortization of other intangible assets	788	2,549
Marketing	742	1,091
Foreclosed real estate expense	85	91
Net gains on sales of repossessed assets	(5)	(7)
Other operating expenses	3,196	3,342

Total noninterest expense	29,350	30,366

Income before provision for income taxes	22,119	17,287
Provision for income taxes	7,299	5,601

Net income	$14,820	$11,686

Earnings per share:
Basic	$1.50	$1.15
Diluted	$1.37	$1.08
Weighted average shares outstanding:
Basic	9,901,508	10,138,947
Diluted	10,793,652	10,793,600

See notes to condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2003 and 2002 (unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	ESOP Unearned Compensation	Restricted Stock Unearned Compensation	Treasury Stock	Accumulated Other Comprehensive Income	Total

	Shares	Amount

BALANCE, January 1, 2003	11,105,546	$113	$110,345	$149,554	$(7,444)	$(10,880)	$(5,522)	$15,394	$251,560
Change in ESOP unearned compensation	—	—	924	—	310	—	—	—	1,234
Exercise of stock options, including tax benefits	42,616	—	1,084	—	—	—	—	—	1,084
Tax benefits from vesting of restricted stock awards	—	—	653	—	—	—	—	—	653
Dividends declared ($0.36 per share)	—	—	—	(3,715)	—	—	—	—	(3,715)
Treasury stock purchased	(393,219)	—	—	—	—	—	(16,222)	—	(16,222)
Change in restricted stock unearned compensation	—	—	—	—	—	1,432	—	—	1,432
Comprehensive income:
Net income	—	—	—	14,820	—	—	—	—	14,820
Change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	—	—	—	(1,351)	(1,351)

Total comprehensive income	—	—	—	14,820	—	—	—	(1,351)	13,469

BALANCE, June 30, 2003	10,754,943	$113	$113,006	$160,659	$(7,134)	$(9,448)	$(21,744)	$14,043	$249,495

BALANCE, January 1, 2002	11,235,608	$112	$108,354	$127,737	$(8,065)	$(6,395)	$—	$13,631	$235,374
Change in ESOP unearned compensation	—	—	571	—	311	—	—	—	882
Exercise of stock options, including tax benefits	24,140	1	513	—	—	—	—	—	514
Tax benefits from vesting of restricted stock awards	—	—	244	—	—	—	—	—	244
Dividends declared ($0.13 per share)	—	—	—	(1,361)	—	—	—	—	(1,361)
Treasury stock purchased	(8,922)	—	—	—	—	—	(232)	—	(232)
Change in restricted stock unearned compensation	—	—	—	—	—	799	—	—	799
Other	—	—	—	352	—	—	—	—	352
Comprehensive income:
Net income	—	—	—	11,686	—	—	—	—	11,686
Change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	—	—	—	2,815	2,815

Total comprehensive income	—	—	—	11,686	—	—	—	2,815	14,501

BALANCE, June 30, 2002	11,250,826	$113	$109,682	$138,414	$(7,754)	$(5,596)	$(232)	$16,446	$251,073

See notes to condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(In thousands)

	For the Six Months Ended

	June 30, 2003	June 30, 2002

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,820	$11,686
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	675	750
Depreciation	1,439	1,586
Amortization/accretion -
Other intangible assets	788	2,549
Premium on bonds	3,901	2,852
Amortization/accretion of fair market adjustment from First Federal Savings and Loan Association of East Hartford (“First Federal”) acquisition -
Loans	415	675
Time deposits	(229)	(1,382)
Advances from Federal Home Loan Bank	(1,440)	(1,734)
Amortization of mortgage servicing rights	399	269
Net gains on sales of other real estate owned	(5)	(21)
Net loss on disposal of fixed assets	2	137
Gains on sales of securities, net	(1,510)	(1,052)
Other than temporary impairment of securities	359	270
Gains on mortgage loan sales, net	(71)	(149)
Deferred income tax (benefit) provision	(603)	1,006
ESOP compensation expense	1,234	882
Change in restricted stock unearned compensation	1,432	799
Income from cash surrender value life insurance	(1,186)	(1,192)
Changes in operating assets and liabilities-
Accrued interest receivable	1,107	(466)
Other assets	672	(1,206)
Other liabilities	(356)	(325)

Net cash provided by operating activities	21,843	15,934

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations and purchases, net of repayments	(111,727)	(84,300)
Proceeds from sales of loans	2,213	3,163
Proceeds from maturities and calls of available for sale securities	82,408	10,090
Proceeds from sales of available for sale securities	41,571	146,095
Purchases of available for sale securities	(175,433)	(224,512)
Proceeds from principal payments of mortgage-backed securities and collateralized mortgage obligations	145,998	65,453
Acquisition of First Federal, net of cash acquired	(181)	(840)
Proceeds from sales of other real estate owned	18	138
Proceeds from sales of premises and equipment	—	1,565
Purchases of premises and equipment	(287)	(2,182)
Other investing activities	—	(277)

Net cash used in investing activities	(15,420)	(85,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(16,222)	(232)
Proceeds from exercise of stock options	789	425
Dividends paid	(3,715)	(1,361)
Net increase in savings, money market, NOW and demand deposits	59,468	76,281
Net decrease in certificates of deposit	(36,530)	(50,323)
Net increase (decrease) in short-term borrowed funds	3,199	(4,044)
Increase in mortgagors’ escrow accounts	6,440	5,565
Increase (decrease) in advances from Federal Home Loan Bank	42,924	(10,071)

Net cash provided by financing activities	56,353	16,240

Net increase (decrease) in cash and cash equivalents	62,776	(53,433)
CASH AND CASH EQUIVALENTS, beginning of period	25,264	122,624

CASH AND CASH EQUIVALENTS, end of period	$88,040	$69,191

SUPPLEMENTAL INFORMATION:
Cash paid for -
Interest	$24,782	$31,348
Income taxes, net	7,901	4,836
Non-cash transactions -
Transfers from loans to other real estate owned	314	91

See notes to condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of financial statements presentation

The accompanying condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. Such adjustments are the only adjustments contained in the accompanying condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for Connecticut Bancshares, Inc. (“CTBS”) and subsidiary included in CTBS’ Form 10-K for the year ended December 31, 2002. The results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

On April 22, 2003, CTBS declared a quarterly cash dividend of $0.18 per share, or $1.87 million, on outstanding shares of its common stock.  The dividend was paid on May 27, 2003 to stockholders of record as of the close of business on May 12, 2003.

On July 16, 2003, the Company announced it entered into an Agreement and Plan of Merger with The New Haven Savings Bank (“NHSB”). The Company’s stockholders will receive $52.00 in cash in exchange for each share of the Company’s common stock held. If the transaction closes after March 31, 2004, the merger price is subject to increase based on the Company’s earnings from that date to the end of the month preceding the closing date. As a condition precedent to the merger, NHSB will convert from a Connecticut-chartered mutual savings bank to a Connecticut-chartered stock savings bank and simultaneously form a holding company. The transaction is subject to several other conditions, including the receipt of regulatory approvals and the approval of the stockholders of the Company. Additionally, in connection with the pending transaction, the Company has agreed to take action to accelerate to December 31, 2003 the vesting of all unvested restricted stock awards that have been granted to certain officers. The vesting acceleration will occur upon action by the Board of Directors and the Company will record a charge based on the fair value of the common stock upon such action. The Company expects this charge to occur in the fourth quarter of 2003.

On July 23, 2003, CTBS declared a quarterly cash dividend of $0.18 per share, or $1.81 million, on outstanding shares of its common stock.  The dividend will be paid on August 25, 2003 to stockholders of record as of the close of business on August 11, 2003.

Earnings per share

Basic earnings per share represents net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued or earned.

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income	$7,478	$6,115	$14,820	$11,686

Weighted average shares outstanding	10,549,219	10,920,798	10,607,669	10,905,012
Less: unearned ESOP shares	(698,716)	(758,619)	(706,161)	(766,065)

Basic	9,850,503	10,162,179	9,901,508	10,138,947

Dilutive impact of:
Stock options	483,965	345,681	486,626	314,259
Restricted stock	390,153	329,225	405,518	340,394

Diluted	10,724,621	10,837,085	10,793,652	10,793,600

Earnings per share:
Basic	$0.76	$0.60	$1.50	$1.15
Diluted	$0.70	$0.56	$1.37	$1.08

During the three and six months ended June 30, 2003 and 2002 there were no stock options that were excluded from the computation of earnings per share as no stock options were antidilutive during these periods.

Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130 “Reporting Comprehensive Income” establishes standards for separately reporting comprehensive income and its components. Components of comprehensive income represent changes in equity resulting from transactions and other events and circumstances from non-owner sources. A reconciliation of other comprehensive income for the six months ended June 30, 2003 and 2002 was as follows (in thousands):

	For the Six Months Ended

	June 30, 2003	June 30, 2002

Unrealized gains on securities:
Change in unrealized holding gains arising during the period, net of tax	$(603)	$3,323
Reclassification adjustment for gains and other than temporary impairment included in net income, net of tax	(748)	(508)

Other comprehensive (loss) income	$(1,351)	$2,815

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. The standard amends and clarifies financial reporting for derivative instruments and for hedging activities accounted for under SFAS No. 133 and is effective for contracts entered into or modified, and for hedges designated, after June 30, 2003. Adoption of the standard is not expected to have a material impact on the Company’s consolidated financial statements since the Company does not have any derivative instruments as of June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity”. The standard establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of the standard did not have any impact on the Company’s consolidated financial statements.

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

(3)	LOANS

Loans are summarized as follows:

	June 30, 2003	December 31, 2002

	(in thousands)
One- to four-family mortgages	$970,451	$907,188
Construction mortgages	69,900	64,182
Commercial and multi-family mortgages	294,382	275,818
Commercial business loans	191,058	180,612
Installment loans	138,733	128,939

Total loans	1,664,524	1,556,739
Less: Allowance for loan losses	(16,354)	(16,172)

Total loans, net	$1,648,170	$1,540,567

A summary of the allowance for loan losses is as follows:

	For the Six Months Ended June 30, 2003	For the Year Ended December 31, 2002

	(in thousands)
Balance, beginning of period	$16,172	$15,228
Provision for loan losses	675	1,500
Loans charged off	(608)	(1,781)
Recoveries	115	1,225

Balance, end of period	$16,354	$16,172

(4)	DEPOSITS

Deposits were as follows:

	June 30, 2003	December 31, 2002

	(in thousands)
Certificates of deposit:
Original maturity of less than one year	$126,090	$127,703
Original maturity of one year or more	400,768	433,956
Time certificates in denominations of $100,000 or more	79,584	81,542

Total certificates of deposit	606,442	643,201

Savings accounts	407,391	383,085
Money market accounts	214,001	209,301
NOW accounts	246,560	230,293
Demand deposits	144,294	130,099

Total deposits	$1,618,688	$1,595,979

(5)	INTANGIBLE ASSETS

	June 30, 2003	December 31, 2002

	(in thousands)
Intangible assets subject to amortization:
Core deposit intangible	$6,819	$7,372
Branch premiums	887	1,103
Other	256	275

Total	7,962	8,750

Intangible assets not subject to amortization:
Goodwill	19,488	19,488
Minimum pension liability	848	848

Total	20,336	20,336

Total intangible assets	$28,298	$29,086

	June 30, 2003	December 31, 2002

	(in thousands)
Accumulated amortization for intangible assets subject to amortization:
Core deposit intangible	$2,027	$1,474
Branch premiums	3,426	3,210
Other	44	25

Total	$5,497	$4,709

	For the Six Months Ended

	June 30, 2003	June 30, 2002

	(in thousands)
Amortization expense:
Noncompete agreements	$—	$1,774
Core deposit intangible	553	553
Branch premiums	216	216
Other	19	6

Total	$788	$2,549

For the five years ending December 31, the estimated aggregate annual amortization expense is as follows (in thousands):

2003	$1,576
2004	1,576
2005	1,338
2006	1,169
2007	1,169

During the six months ended June 30, 2003, there was no goodwill acquired, no impairment losses recognized and no goodwill included in the gain or loss on disposal of a reporting unit.

(6)	OTHER THAN TEMPORARY IMPAIRMENT OF SECURITIES

On a quarterly basis, the Company reviews available for sale investment securities with unrealized depreciation for six consecutive months as well as other securities with circumstances warranting review to assess whether the decline in fair value is temporary or other than temporary.  The Company judges whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons.  Once the estimated reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. In accordance with this policy, during the six months ended June 30, 2003 the Company recorded other than temporary impairment charges for one equity security and one investment in a limited partnership for a total of $359,000. The charge for the equity investment was computed using the closing price of the security as of the date of impairment. The equity security impaired is publicly traded. The impairment charge for the limited partnership was equal to the difference between the carrying value of the investment and the fair value of the Company’s share of the partner’s capital as calculated by the partnership on the date of impairment. The limited partnership is not publicly traded. The Company recorded an other than temporary impairment charge during the six months ended June 30, 2002 of $270,000 for one equity security that is publicly traded. The charge for the equity investment was computed using the closing price of the security as of the date of impairment. There were no material unrecognized impairment losses as of June 30, 2003 or 2002.

(7)	STOCK-BASED COMPENSATION

The Company applies APB No. 25 and related interpretations in accounting for its stock compensation plans. Had compensation cost been determined consistent with the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s pro forma net income and pro forma basic and diluted earnings per share would have been (in thousands, except per share data):

	For The Three Months Ended

	June 30, 2003	June 30, 2002

Net income:
Net income as reported	$7,478	$6,115
Less effect of compensation expense determined under fair value based method, net of tax	556	251

Pro forma net income	$6,922	$5,864

Pro forma earnings per share:
Basic	$0.70	$0.58
Diluted	$0.65	$0.54

	For The Six Months Ended

	June 30, 2003	June 30, 2002

Net income:
Net income as reported	$14,820	$11,686
Less effect of compensation expense determined under fair value based method, net of tax	1,106	493

Pro forma net income	$13,714	$11,193

Pro forma earnings per share:
Basic	$1.39	$1.10
Diluted	$1.27	$1.04

Fair value was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Grant Date For the Three and Six Months Ended June 30, 2002

Risk free interest rate	3.95%
Expected life	10 years
Expected volatility	29%
Dividend yield	2.00%
Fair value	$17.48

There were no options granted during the six months ended June 30, 2003.

(8)	SUBSEQUENT EVENT

Subsequent to June 30, 2003, the Company decided to liquidate its marketable equity security portfolio. The portfolio, consisting of common and preferred stocks and mutual funds, had a fair value of $18.59 million and an amortized cost of $14.67 million as of June 30, 2003. The Company expects the liquidation of the marketable equity security portfolio to be completed prior to September 30, 2003.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations for the three and six months ended June 30, 2003 and 2002, and should be read in conjunction with the Company’s condensed consolidated financial statements and the notes thereto, appearing elsewhere herein.

Forward Looking Statements

This Form 10-Q contains forward looking statements that are based on assumptions and describe future plans, strategies and expectations of the Company, including those with respect to its pending merger with NHSB. These forward looking statements are generally identified by use of the words “believe,” “expect,” “intend,”

 “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Subject to applicable laws and regulations, the Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions which may be made to any forward looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.  Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s Form 10-K filing for the year ended December 31, 2002 and in the Company’s other filings with the Securities and Exchange Commission.

General

The Company’s results of operations depend primarily on net interest income, which represents the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. The Bank generates noninterest income primarily from fees charged on customers’ accounts and fees earned on activities such as investment services provided through a third party registered broker-dealer. The Bank’s noninterest expenses primarily consist of employee compensation and benefits, occupancy expense, marketing and other operating expenses. The Company’s results of operations are also affected by general economic and competitive conditions, notably changes in market interest rates, government policies and regulations. The Bank exceeded all of its regulatory capital requirements at June 30, 2003.

On July 16, 2003, the Company announced it entered into an Agreement and Plan of Merger with The New Haven Savings Bank. The Company’s stockholders will receive $52.00 in cash in exchange for each share of the Company’s common stock held. If the transaction closes after March 31, 2004, the merger price is subject to increase based on the Company’s earnings from that date to the end of the month preceding the closing date. As a condition precedent to the merger, NHSB will convert from a Connecticut-chartered mutual savings bank to a Connecticut-chartered stock savings bank and simultaneously form a holding company. The transaction is subject to several other conditions, including the receipt of regulatory approvals and the approval of the stockholders of the Company. Additionally, in connection with the pending transaction, the Company has agreed to take action to accelerate to December 31, 2003 the vesting of all unvested restricted stock awards that have been granted to certain officers. The vesting acceleration will occur upon action by the Board of Directors and the Company will record a charge based on the fair value of the common stock upon such action. The Company expects this charge to occur in the fourth quarter of 2003.

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

Total assets increased $71.23 million, or 2.80%, to $2.62 billion at June 30, 2003 as compared to $2.55 billion at December 31, 2002. The increase in assets was mainly attributable to a $107.60 million increase in net loans and a $62.78 million increase in cash and cash equivalents partially offset by a $99.81 million decrease in securities. The increase in net loans was primarily due to a $63.26 million increase in one- to four-family mortgages, a $29.01 million increase in commercial business loans and commercial and multi-family mortgages and a $9.79 million increase in installment loans. The increase in cash and cash equivalents was mainly due to prepayments on mortgage-backed securities and collateralized mortgage obligations as well as $82.41 million of securities that were called or matured during the first six months of 2003. The growth in assets was primarily funded by an increase in advances from the Federal Home Loan Bank of Boston (“FHLB”) of $41.48 million as well as an increase in deposits of $22.71 million.

The following table presents the amortized cost and fair value of the Company’s available for sale securities, by type, at the dates indicated:

	At June 30, 2003		At December 31, 2002

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in thousands)
Debt securities:
Asset-backed securities	$68,512	$70,278	$91,370	$93,676
U.S. Government and agency obligations	84,941	92,265	156,466	164,580
Municipal obligations	23,075	24,684	23,357	23,978
Corporate securities	51,294	54,011	63,209	66,143

Total	227,822	241,238	334,402	348,377

Equity securities:
Marketable equity securities	14,665	18,586	17,427	21,753
Debt mutual funds	9,355	9,359	9,249	9,267
Other equity securities	1,360	1,360	1,388	1,388

Total	25,380	29,305	28,064	32,408

Total debt and equity securities	253,202	270,543	362,466	380,785
Mortgage-backed securities:
Collateralized mortgage obligations	253,314	256,045	247,236	250,428
Mortgage-backed securities	211,020	215,219	205,569	210,409

Total mortgage-backed securities	464,334	471,264	452,805	460,837

Total available for sale securities	$717,536	$741,807	$815,271	$841,622

Available for sale securities decreased $99.81 million, or 11.86%, from a fair value of $841.62 million at December 31, 2002 to a fair value of $741.81 million at June 30, 2003. The Company had proceeds from sales of $41.57 million (including net gains of $1.51 million); maturities and calls of $82.41 million and principal payments of $146.00 million of securities during the six months ended June 30, 2003.  The Company also experienced a decrease in unrealized gains on securities of $2.08 million from December 31, 2002 to June 30, 2003.  Securities purchased totaled $175.43 million during the six months ended June 30, 2003.

Net loans increased $107.60 million, or 6.98%, from $1.54 billion at December 31, 2002 to $1.65 billion at June 30, 2003. Residential mortgages (including residential construction mortgages) increased $63.75 million, or 6.89%, from $925.08 million at December 31, 2002 to $988.83 million at June 30, 2003 due to continuing loan demand mainly due to refinancing activity in a low interest rate environment. Commercial real estate, commercial construction and business loans increased $34.23 million, or 6.81%, from $502.73 million at December 31, 2002, to $536.96 million at June 30, 2003, primarily due to an increase in commercial mortgage originations. As of June 30, 2003, commercial loans represented 32.26% of the Bank’s loan portfolio.

Deposits totaled $1.62 billion at June 30, 2003, an increase of $22.71 million, or 1.42%, compared to $1.60 billion at December 31, 2002. Checking accounts increased $30.46 million, or 8.45%, from $360.39 million at December 31, 2002 to $390.85 million at June 30, 2003. Savings and money market accounts increased $29.00 million, or 4.90%, from $592.39 million at December 31, 2002 to $621.39 million at June 30, 2003. Certificates of deposit decreased $36.76 million, or 5.72%, from $643.20 million at December 31, 2002 to

$606.44 million at June 30, 2003. With certificate of deposit rates at a relatively low level, retail depositors may be holding their funds in savings, money market and checking accounts until interest rates rise. In addition, the Bank offers a short-term transactional repurchase agreement (repo) account to commercial businesses and retail customers. These repo accounts are shown as short-term borrowed funds in the accompanying condensed consolidated statements of condition. Short-term borrowed funds increased $3.20 million, or 2.64%, from $121.05 million to $124.25 million during the first six months of 2003. Advances from the FHLB increased $41.48 million, or 7.77%, from $533.89 million to $575.37 million during the first six months of 2003.

Nonperforming assets totaled $2.39 million at June 30, 2003, compared to $2.89 million at December 31, 2002, a decrease of $504,000, or 17.42%. Other real estate owned totaled $302,000 at June 30, 2003 compared to $0 at December 31, 2002. During the first six months of 2003 the Bank foreclosed on three residential properties and subsequently sold one of those properties.

The following table sets forth information regarding nonperforming loans and other real estate owned:

	June 30, 2003	December 31, 2002

	(in thousands)
Nonperforming loans:
Loans past due 90 days and still accruing:
One- to four- family mortgages	$267	$527
Commercial and multifamily mortgages	—	395
Commercial business	150	313
Installment	141	108

Total loans past due 90 days and still accruing	558	1,343

Loans on nonaccrual:
One- to four- family mortgages	175	306
Commercial and multifamily mortgages	300	393
Commercial business	660	852

Total loans on nonaccrual	1,135	1,551

Troubled debt restructurings:
Commercial and multifamily mortgages	395	—

Total troubled debt restructurings	395	—

Total nonperforming loans	2,088	2,894
Other real estate owned	302	—

Total nonperforming assets	$2,390	$2,894

Total nonperforming loans as a percentage of gross loans	0.13%	0.19%

Total nonperforming assets as a percentage of total assets	0.09%	0.11%

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

The allowance for loan losses was $16.35 million at June 30, 2003; an increase of $182,000 from the $16.17 million recorded at December 31, 2002.  The allowance for loan losses as a percentage of gross loans was 0.98% at June 30, 2003 as compared to 1.04% at December 31, 2002.  The allowance for loan losses as a percentage of nonperforming loans was 783.24% at June 30, 2003 as compared to 558.81% at December 31, 2002.

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

Due to the inherent imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank’s analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and maintains an unallocated allowance for loan losses. The amount of the unallocated allowance was $3.55 million at June 30, 2003 as compared to $3.24 million at December 31, 2002. As a percentage of the allowance for loan losses, the unallocated was 21.71% of the total allowance for loan losses at June 30, 2003 and 20.04% of the total allowance for loan losses at December 31, 2002.

The Bank uses three separate methods to estimate the allowance for loan losses as discussed above and then uses a weighted average formula to estimate the final allowance for loan losses. The Bank uses a portfolio segmentation method, a risk rating method, and a historical method for estimating the allowance for loan losses.  The weighting factors were 45%, 45% and 10%, respectively at both June 30, 2003 and December 31, 2002.

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

Total stockholders’ equity decreased $2.06 million, or 0.82%, to $249.50 million at June 30, 2003 compared to $251.56 million on December 31, 2002.  The decrease is due primarily to the repurchase of 393,219 shares of Company common stock during the first six months of 2003 for $16.22 million. As of June 30, 2003, the Company has repurchased 558,641 shares of its common stock since its conversion to a public company on March 2, 2000 at a weighted average price of $38.92 per share, for a total of $21.74 million. The Company had previously announced that its Board of Directors has authorized the repurchase of up to 561,600, or approximately 5%, of its outstanding shares of its common stock. Partially offsetting this decrease was net income of $14.82 million for the six months ended June 30, 2003.

Comparison of Operating Results for the Three Months Ended June 30, 2003 and 2002

Net Income. Net income for the quarter ended June 30, 2003 was $7.48 million compared to $6.12 million for the quarter ended June 30, 2002. The results for the quarter ended June 30, 2003 include a $260,000 increase in net interest income, primarily due to a lower cost of funds and higher volume of loans, partially offset by lower asset yields. Net income also increased as a result of increases in service charge and fee income of $758,000, higher gains on sales of securities of $298,000 and lower amortization of other intangible assets of $883,000 due to noncompete agreements with former First Federal executives which became fully amortized during the third quarter of 2002. Net income was reduced due to higher employee benefits of $863,000 primarily due to increased restricted stock, pension and ESOP expenses.

Net Interest Income. Net interest income increased $260,000, or 1.28%, to $20.52 million for the second quarter of 2003 compared to $20.26 million for the second quarter of 2002. The increase was primarily due to higher average loans and a lower cost of funds, partially offset by lower asset yields. Total interest and dividend income decreased $2.75 million, or 7.76%, to $32.67 million for the second quarter of 2003 from $35.42 million for the second quarter of 2002. Interest income on loans decreased $513,000, or 2.03%, to $24.74 million for the three months ended June 30, 2003 compared to $25.25 million for the three months ended June 30, 2002. The decrease was due to a 71 basis point decrease in the average yield on loans partially offset by a $142.10 million increase in the average balance of loans outstanding. The decrease in yield and the increase in loan volume were mainly due to a lower rate environment and higher prepayments and refinancings of residential mortgages. Interest and dividend income from investment securities, short-term investments and FHLB stock decreased $2.24 million, or 22.03%, to $7.93 million for the three months ended June 30, 2003 compared to $10.17 million for the three months ended June 30, 2002. The decrease in income was mainly due to lower yields resulting from a lower rate environment. The yield on investment securities, short-term investments and FHLB stock decreased 86 basis points to 4.15% for the quarter ended June 30, 2003 as compared to 5.01% for the quarter ended June 30, 2002.

Interest expense decreased $3.01 million, or 19.85%, to $12.15 million for the three months ended June 30, 2003 compared to $15.16 million for the quarter ended June 30, 2002. The decrease was primarily due to a decrease in the overall cost of funds for interest-bearing liabilities of 67 basis points.  The cost of funds for the second quarter of 2003 was 2.26% as compared to 2.93% for the second quarter of 2002. The decrease in the cost of funds was primarily due to a lower interest rate environment.

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

	For the Three Months Ended June 30,

	2003			2002

	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate

	(dollars in thousands)
Interest-earning assets:
Loans (1):
Real estate	$1,314,760	$20,009	6.09%	$1,203,343	$20,394	6.78%
Consumer	136,121	1,920	5.64	120,500	2,051	6.81
Commercial (5)	188,078	2,815	6.00	173,019	2,817	6.53

Total loans (5)	1,638,959	24,744	6.04	1,496,862	25,262	6.75

Mortgage-backed securities (2)	214,060	2,217	4.14	121,389	1,899	6.26
Collateralized mortgage obligations (2)	213,205	2,144	4.02	226,355	3,059	5.41
Investment securities (2) (5):
U.S. Government and agency obligations	103,516	1,269	4.92	166,772	1,950	4.69
Municipal obligations	23,181	415	7.16	23,666	420	7.10
Corporate securities	54,272	708	5.22	58,558	901	6.15
Common stock and mutual funds	24,204	177	2.93	35,282	314	3.56
Other investment securities	1,265	2	0.63	961	2	0.83
Asset-backed securities	72,241	796	4.41	115,827	1,314	4.54
Other interest-bearing assets
FHLB stock	30,783	242	3.14	30,783	288	3.74
Short-term investments	43,591	128	1.18	47,574	216	1.82

Total interest-earning assets (5)	2,419,277	$32,842	5.43%	2,324,029	$35,625	6.13%

Noninterest-earning assets	151,781			136,327

Total assets	$2,571,058			$2,460,356

Interest-bearing liabilities:
Deposits:
NOW accounts	$230,821	$170	0.30%	$214,587	$307	0.57%
Savings and money market accounts	611,392	932	0.61	570,166	1,943	1.37
Certificates of deposit	614,788	4,608	3.01	694,134	6,541	3.78
Escrow deposits	17,191	66	1.54	12,731	53	1.67

Total interest-bearing deposits	1,474,192	5,776	1.57	1,491,618	8,844	2.38
Short-term borrowed funds	117,951	189	0.64	108,546	406	1.50
Advances from FHLB	564,849	6,181	4.39	472,893	5,909	5.01

Total interest-bearing liabilities	2,156,992	$12,146	2.26%	2,073,057	$15,159	2.93%

Noninterest-bearing liabilities	158,655			140,590

Total liabilities	2,315,647			2,213,647
Stockholders’ equity	255,411			246,709

Total liabilities and stockholders’ equity	$2,571,058			$2,460,356

Net interest-earning assets	$262,285			$250,972

Net interest income (5)		$20,696			$20,466

Interest rate spread (3) (5)			3.17%			3.20%
Net interest margin (4) (5)			3.42%			3.52%
Ratio of interest-earning assets to interest-bearing liabilities			112.16%			112.11%
Taxable-equivalent adjustments
Loans		$7			$12
Investment securities		168			193

Total		$175			$205

(1)	Balances are net of undisbursed proceeds of construction loans in process and include nonperforming loans.
(2)	Yields are calculated on amortized cost and exclude the impact of unrealized gains and losses on available for sale securities.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents fully taxable-equivalent net interest income as a percentage of average interest-earning assets.
(5)	Fully taxable-equivalent yields are calculated assuming a 35% federal income tax rate.

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

	For the Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

	Increase (Decrease) Due to

	Rate	Volume	Rate/Vol	Net

	(in thousands)
Interest-earning assets:
Loans:
Real estate	$(2,070)	$1,865	$(180)	$(385)
Consumer	(351)	266	(46)	(131)
Commercial	(230)	248	(20)	(2)

Total loans	(2,651)	2,379	(246)	(518)
Mortgage-backed securities	(642)	1,450	(490)	318
Collateralized mortgage obligations	(783)	(178)	46	(915)
Investment securities	(255)	(1,433)	20	(1,668)

Total interest-earning assets	(4,331)	2,218	(670)	(2,783)

Interest-bearing liabilities:
Deposits:
NOW accounts	(151)	23	(9)	(137)
Savings and money market accounts	(1,086)	142	(67)	(1,011)
Certificates of deposit	(1,353)	(756)	176	(1,933)
Other	(4)	19	(2)	13

Total deposits	(2,594)	(572)	98	(3,068)
Short-term borrowed funds	(235)	36	(18)	(217)
Advances from FHLB	(742)	1,162	(148)	272

Total interest-bearing liabilities	(3,571)	626	(68)	(3,013)

(Decrease) increase in net interest income	$(760)	$1,592	$(602)	$230

Provision for Loan Losses. The provision for loan losses was $300,000 for the quarter ended June 30, 2003 and $375,000 for the quarter ended June 30, 2002. The Bank lowered its provision for loan losses as nonperforming loans declined during the current quarter. The allowance for loan losses was 0.98% of total loans and 783.24% of nonperforming loans at June 30, 2003 compared to 1.04% and 558.81%, respectively, at December 31, 2002.

Noninterest Income.  Noninterest income was $5.75 million for the three months ended June 30, 2003 as compared to $4.50 million for the three months ended June 30, 2002. The increase was primarily due to higher service charges and fees, an increase in net gains on sales of securities and a decrease in charges for other than temporary impairment of investment securities. Service charges and fees were $3.82 million for the three months ended June 30, 2003 compared to $3.06 million for the three months ended June 30, 2002. Income from service charges and fees increased $480,000 from demand deposit account fees, $165,000 from prepayment penalties on loans and $86,000 from increased fees on merchant services.

Gains on sales of securities increased $298,000 from the prior year quarter as certain debt and equity securities were sold during the 2003 quarter. During the second quarter of 2003 there were no charges recorded for other than temporary impairment, while in the prior year quarter a charge for other than temporary impairment totaling $270,000 was recorded for one equity security. There were no material unrecognized impairment losses as of June 30, 2003 or 2002.

Noninterest Expense. Noninterest expense decreased $529,000, or 3.45%, from $15.34 million for the three months ended June 30, 2002 to $14.81 million for the three months ended June 30, 2003. The decrease in noninterest expense from the prior year quarter was primarily due to decreases in amortization of other intangible assets ($883,000), marketing ($292,000), and furniture and equipment expenses ($183,000).  These decreases were partially offset by an increase in employee benefits. In conjunction with the 2001 acquisition of First Federal, the Bank recorded an intangible asset for noncompete agreements with former First Federal executives. The agreements were amortized over their twelve-month term through the third quarter of 2002. Marketing expenses decreased as the Bank reduced its expense related to various media advertising. Furniture and equipment expenses decreased as certain assets became fully depreciated. Partially offsetting these decreases, employee benefits increased $863,000 primarily due to increased restricted stock, pension and ESOP expenses.

Provision for Income Taxes. Income tax expense increased $752,000 from $2.93 million for the second quarter of 2002 to $3.68 million for the quarter ended June 30, 2003.  The effective tax rate for the current quarter was 33.00% compared to 32.40% in the prior year quarter.

Comparison of Operating Results for the Six Months Ended June 30, 2003 and 2002

Net Income. Net income for the six months ended June 30, 2003 was $14.82 million compared to $11.69 million for the six months ended June 30, 2002. The results for the six months ended June 30, 2003 include a $2.21 million increase in net interest income, primarily due to a lower cost of funds and higher volume of loans, partially offset by lower asset yields. Net income also increased as a result of increases in service charge and fee income of $1.35 million, higher net gains on sales of securities of $458,000 and lower amortization of other intangible assets of $1.76 million due to noncompete agreements with former First Federal executives which became fully amortized during the third quarter of 2002. Net income was reduced due to higher employee benefits of $1.72 million primarily due to increased restricted stock, pension and ESOP expenses.

Net Interest Income. Net interest income increased $2.21 million, or 5.64%, to $41.39 million for the first half of 2003 compared to $39.18 million for the first half of 2002. The increase was primarily due to higher average loans and a lower cost of funds, partially offset by lower asset yields. Total interest and dividend income decreased $4.16 million, or 5.90%, to $66.29 million for the first half of 2003 from $70.45 million for the first half of 2002. Interest income on loans decreased $682,000, or 1.36%, to $49.51 million for the six months ended June 30, 2003 compared to $50.19 million for the six months ended June 30, 2002. The decrease was due to a 67 basis point decrease in the average yield on loans partially offset by a $138.54 million increase in the average balance of loans outstanding. The decrease in yield and the increase in loan volume were mainly due to a lower interest rate environment and higher prepayments and refinancings of residential mortgages. Interest and dividend income from investment securities, short-term investments and FHLB stock decreased $3.49 million, or 17.22%, to $16.78 million for the six months ended June 30, 2003 compared to $20.27 million for the six months ended June 30, 2002. The decrease in income was mainly due to lower yields resulting from a lower interest rate environment. The yield on investment securities, short-term investments and FHLB stock decreased 55 basis points to 4.37% for the six months ended June 30, 2003 as compared to 4.92% for the six months ended June 30, 2002.

Interest expense decreased $6.37 million, or 20.37%, to $24.90 million for the six months ended June 30, 2003 compared to $31.27 million for the six months ended June 30, 2002. The decrease was primarily due to a decrease in the overall cost of funds for interest-bearing liabilities of 69 basis points.  The cost of funds for the first half of 2003 was 2.35% as compared to 3.04% for the first half of 2002. The decrease in the cost of funds was primarily due to a lower interest rate environment.

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

	For the Six Months Ended June 30,

	2003			2002

	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate

	(dollars in thousands)
Interest-earning assets:
Loans (1):
Real estate	$1,297,580	$40,059	6.17%	$1,187,927	$40,463	6.81%
Consumer	133,999	3,848	5.74	120,186	4,135	6.88
Commercial (5)	185,215	5,613	6.11	170,137	5,614	6.65

Total loans (5)	1,616,794	49,520	6.13	1,478,250	50,212	6.80

Mortgage-backed securities (2)	208,802	4,685	4.49	130,442	4,034	6.19
Collateralized mortgage obligations (2)	216,849	4,501	4.15	237,483	6,201	5.22
Investment securities (2) (5):
U.S. Government and agency obligations	115,034	2,778	4.87	164,918	3,605	4.41
Municipal obligations	23,235	831	7.15	23,686	838	7.08
Corporate securities	57,972	1,537	5.30	54,414	1,772	6.51
Common stock and mutual funds	24,809	409	3.30	40,136	779	3.88
Other investment securities	1,314	4	0.61	976	4	0.82
Asset-backed securities	75,617	1,713	4.53	100,685	2,335	4.64
Other interest-bearing assets
FHLB stock	30,783	488	3.17	30,783	572	3.72
Short-term investments	31,421	185	1.19	58,466	532	1.83

Total interest-earning assets (5)	2,402,630	$66,651	5.55%	2,320,239	$70,884	6.12%

Noninterest-earning assets	146,302			133,199

Total assets	$2,548,932			$2,453,438

Interest-bearing liabilities:
Deposits:
NOW accounts	$223,610	$351	0.32%	$209,816	$600	0.58%
Savings and money market accounts	602,975	1,982	0.66	557,799	4,207	1.52
Certificates of deposit	624,929	9,708	3.13	710,974	13,664	3.88
Escrow deposits	13,599	104	1.54	9,926	84	1.71

Total interest-bearing deposits	1,465,113	12,145	1.67	1,488,515	18,555	2.51
Short-term borrowed funds	117,311	398	0.68	110,311	863	1.58
Advances from FHLB	558,161	12,358	4.46	477,104	11,852	5.01

Total interest-bearing liabilities	2,140,585	$24,901	2.35%	2,075,930	$31,270	3.04%

Noninterest-bearing liabilities	153,088			133,482

Total liabilities	2,293,673			2,209,412
Stockholders’ equity	255,259			244,026

Total liabilities and stockholders’ equity	$2,548,932			$2,453,438

Net interest-earning assets	$262,045			$244,309

Net interest income (5)		$41,750			$39,614

Interest rate spread (3) (5)			3.20%			3.08%
Net interest margin (4) (5)			3.46%			3.40%
Ratio of interest-earning assets to interest-bearing liabilities			112.24%			111.77%
Taxable-equivalent adjustments
Loans		$14			$24
Investment securities		350			406

Total		$364			$430

(1)	Balances are net of undisbursed proceeds of construction loans in process and include nonperforming loans.
(2)	Yields are calculated on amortized cost and exclude the impact of unrealized gains and losses on available for sale securities.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents fully taxable-equivalent net interest income as a percentage of average interest-earning assets.
(5)	Fully taxable-equivalent yields are calculated assuming a 35% federal income tax rate.

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

	For the Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

	Increase (Decrease) Due to

	Rate	Volume	Rate/Vol	Net

	(in thousands)
Interest-earning assets:
Loans:
Real estate	$(3,787)	$3,707	$(324)	$(404)
Consumer	(684)	475	(78)	(287)
Commercial	(458)	498	(41)	(1)

Total loans	(4,929)	4,680	(443)	(692)
Mortgage-backed securities	(1,107)	2,423	(665)	651
Collateralized mortgage obligations	(1,272)	(539)	111	(1,700)
Investment securities	(387)	(2,114)	9	(2,492)

Total interest-earning assets	(7,695)	4,450	(988)	(4,233)

Interest-bearing liabilities:
Deposits:
NOW accounts	(271)	39	(17)	(249)
Savings and money market accounts	(2,373)	341	(193)	(2,225)
Certificates of deposit	(2,619)	(1,654)	317	(3,956)
Other	(8)	31	(3)	20

Total deposits	(5,271)	(1,243)	104	(6,410)
Short-term borrowed funds	(489)	55	(31)	(465)
Advances from FHLB	(1,289)	2,014	(219)	506

Total interest-bearing liabilities	(7,049)	826	(146)	(6,369)

(Decrease) increase in net interest income	$(646)	$3,624	$(842)	$2,136

Provision for Loan Losses. The provision for loan losses was $675,000 for the six months ended June 30, 2003 and $750,000 for the six months ended June 30, 2002. The Bank lowered its provision for loan losses as nonperforming loans declined during the current quarter. The allowance for loan losses was 0.98% of total loans and 783.24% of nonperforming loans at June 30, 2003 compared to 1.04% and 558.81%, respectively, at December 31, 2002.

Noninterest Income.  Noninterest income was $10.76 million for the six months ended June 30, 2003 as compared to $9.22 million for the six months ended June 30, 2002. The increase was primarily due to higher service charges and fees and an increase in net gains on sales of securities. Service charges and fees were $7.26 million for the six months ended June 30, 2003 compared to $5.91 million for the six months ended June 30, 2002, an increase of $1.35 million, or 22.84%. Income from service charges and fees increased $871,000 from demand deposit account fees, $243,000 from prepayment penalties on loans and $165,000 from increased fees on merchant services. Gains on sales of securities increased $458,000 from the prior year period as certain debt and equity securities were sold during the six months ended June 30, 2003.

Noninterest Expense. Noninterest expense decreased $1.02 million, or 3.36%, from $30.37 million for the six months ended June 30, 2002 to $29.35 million for the six months ended June 30, 2003. The decrease in noninterest expense from the prior year period was primarily due to decreases in amortization of other intangible assets ($1.76 million), marketing ($349,000), and furniture and equipment expenses ($308,000).  These decreases were partially offset by an increase in employee benefits. In conjunction with the 2001 acquisition of First Federal, the Bank recorded an intangible asset for noncompete agreements with former First Federal executives. The agreements were amortized over their twelve-month term through the third quarter of 2002. Marketing expenses decreased as the Bank reduced its expense related to various media advertising. Furniture and equipment expenses decreased as certain assets became fully depreciated. Partially offsetting these decreases, employee benefits increased $1.72 million primarily due to increased restricted stock, pension and ESOP expenses.

Provision for Income Taxes. Income tax expense increased $1.70 million from $5.60 million for the first half of 2002 to $7.30 million for the six months ended June 30, 2003.  The effective tax rate for the six months ended June 30, 2003 was 33.00% compared to 32.40% in the prior year period.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short- term nature.  The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. Primary sources of funds consist of deposit inflows, loan repayments, maturities, paydowns, sales of collateralized mortgage obligations, investment and mortgage-backed securities and advances from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, loan and mortgage-backed security prepayments and security calls are influenced by general interest rates, economic conditions and competition. The Company’s primary investing activities are (1) originating residential one- to four-family mortgage loans and, to a lesser extent, commercial business and real estate loans, multi-family loans, single-family construction loans, home equity loans and lines of credit and consumer loans, and (2) investing in mortgage-backed securities, collateralized mortgage obligations, U.S. Government and agency obligations and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposit growth and advances from the FHLB. During the six months ended June 30, 2003, the Bank’s loan originations, net of repayments, totaled $111.73 million. For the six months ended June 30, 2003, the Company purchased investments in mortgage-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations totaling $175.43 million. Subsequent to June 30, 2003, the Company decided to liquidate its marketable equity security portfolio. The portfolio, consisting of common and preferred stocks and mutual funds, had a fair value of $18.59 million and an amortized cost of $14.67 million as of June 30, 2003. The Company expects the liquidation of the marketable equity security portfolio to be completed prior to September 30, 2003. The Bank experienced a net increase in total deposits of $22.94 million for the six months ended June 30, 2003. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. During the six months ended June 30, 2003, the Company repurchased 393,219 shares of its common stock at a weighted average price of $41.25 per share, for a total of $16.22 million and has repurchased 558,641 shares of its common stock since its conversion to a public company on March 2, 2000 at a weighted average price of $38.92 per share, for a total of $21.74 million. The Company had previously announced that its Board of Directors has authorized the repurchase of up to 561,600, or approximately 5%, of its outstanding shares of its common stock. The Company closely monitors its liquidity position on a daily basis. If the Company should require additional funds, additional funds are available through advances from the FHLB and through repurchase agreement borrowing facilities.

Outstanding commitments for all loans and unadvanced construction loans and lines of credit totaled $273.03 million at June 30, 2003.  Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that are scheduled to mature in one year or less from June 30, 2003 totaled $345.47 million.  The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. Occasionally, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank’s historical experience with deposit retention, management believes that a significant portion of its deposits will remain with the Bank.

SBM must satisfy various regulatory capital requirements administered by the federal banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2003, SBM exceeded all of its regulatory capital requirements with a leverage capital level of $190.89 million, or 7.51% of average assets, which is above the required level of $101.73 million, or 4.00%, and total risk-based capital of $207.25 million, or 12.22% of risk weighted assets, which is above the required level of $135.69 million, or 8.00%. SBM is considered “well capitalized” under regulatory guidelines.

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

The Bank’s market risk also includes equity price risk. The Bank’s common stock and mutual fund portfolio had gross unrealized gains of $4.08 million and gross unrealized losses of $159,000 at June 30, 2003 which are included, net of taxes, in accumulated other comprehensive income, a separate component of the Bank’s capital. If equity security prices decline due to unfavorable market conditions or other factors, the Bank’s capital would decrease.

The Bank’s investment policy authorizes it to be a party to financial instruments with off-balance sheet risk in the normal course of business to reduce its exposure to fluctuations in interest rates. All counter-parties must be pre-approved by the Bank’s Executive Committee and reported to its Investment Committee. At June 30, 2003 the Bank had no derivative instruments.

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

The table below sets forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods using balance sheet simulation. The simulation uses projected repricing of assets and liabilities at June 30, 2003 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments. Prepayment rates can have a significant impact on the Company’s balance sheet simulation. Because of the large percentage of loans, collateralized mortgage obligations and mortgage-backed securities held by the Company, rising or falling interest rates have a significant impact on the prepayment speeds of the Company’s earning assets, which in turn effect the Company’s rate sensitivity position. When open-market interest rates rise, prepayments tend to slow. When open-market interest rates fall, prepayments tend to rise. The Company’s asset sensitivity would be reduced if prepayments slow, and vice versa. While the Bank believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security, collateralized mortgage obligation and loan repayment activity.

	Percentage Change in Estimated Net Interest Income Over

	12 months	24 months

200 basis point increase in rates	-1.13%	-1.12%
100 basis point decrease in rates	-0.28%	-2.98%

In past quarters, the Bank’s ALCO policy stated that the Bank has established acceptable levels of interest rate risk as follows:

“Projected Net Interest Income over the next twelve months will not be reduced by more than 10% given a change in interest rates of 200 basis points (+ or -) over a one year horizon. This limit will be re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate.”

Management believes that under the current rate environment, a change of interest rates downward of 200 basis points is a highly remote interest rate scenario. Therefore Management modified the limit and a 100 basis point decrease in interest rates will be used for policy purposes rather than a 200 basis point decrease. This limit will be re-evaluated periodically and may be modified as appropriate.

The two hundred and one hundred basis point change in rates in the above table is assumed to occur evenly over the next twelve months. Based on the scenario above, net income would be adversely affected (within the Bank’s internal guidelines) in both the twelve and twenty-four month periods in both a rising and declining rate environment. For each percentage point change in net interest income, the effect on net income would be $516,000, assuming a 35% tax rate.

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

Item 2.   Changes in Securities and Use of Proceeds.

Not applicable.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

a.	An annual meeting of shareholders of the Company was held on May 12, 2003 (the “Annual Meeting”).
b.	Not applicable.
c.

There were 11,088,327 shares of Common Stock of the Company eligible to be voted at the Annual Meeting, and 9,616,610 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

1.	Election of directors for a three-year term.

Director Nominees Elected For Three-Year Term	For	Withheld

A. Paul Berte’	9,261,526	355,084
John D. LaBelle, Jr.	9,340,692	275,918
Jon L. Norris	9,399,018	217,592
Laurence P. Rubinow	9,348,739	267,871
Gregory S. Wolff	9,260,621	355,989

2.	The ratification of the appointment of Deloitte & Touche LLP as independent auditors of Connecticut Bancshares, Inc. for the fiscal year ending December 31, 2003.

For	Against	Abstain

9,260,125	329,280	27,205

d.	Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits

3.1	Certificate of Incorporation of Connecticut Bancshares, Inc. (1)
3.2	Second Amended and Restated Bylaws of Connecticut Bancshares, Inc. (2)
4.0	Stock Certificate of Connecticut Bancshares, Inc. (1)
11.0	Computation of Per Share Earnings (Incorporated by reference in Part I, hereto)
31.0	Certifications pursuant to Rule 13a – 14(a)/15d – 14(a)
32.0	Certifications pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-90865.
(2)	Incorporated by reference into this document from the Quarterly Report on Form 10-Q dated March 31, 2001 and filed with the Securities and Exchange Commission on May 4, 2001.

(b)	Reports on Form 8-K
On April 23, 2003, the Company furnished a Form 8-K to announce its financial results for the quarter ended March 31, 2003.

SIGNATURES

            Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONNECTICUT BANCSHARES, INC.

Dated: August 12, 2003	By:	/s/ RICHARD P. MEDUSKI

Richard P. Meduski
President and Chief Executive Officer (principal executive officer)

Dated: August 12, 2003	By:	/s/ MICHAEL J. HARTL

Michael J. Hartl
Senior Vice President and Chief Financial Officer (principal accounting and financial officer)