Form 10-Q
period 2003-09-30
CONNECTICUT BANCSHARES INC/DE
filed 2003-11-13
CIK 1097882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: the Issuer had 10,997,370 of common stock, par value $0.01 per share, outstanding as of November 6, 2003.

CONNECTICUT BANCSHARES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Condition

(Dollars in thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS

Cash and cash equivalents	$115,591	$25,264
Securities available for sale, at fair value	627,450	841,622
Loans, net	1,678,186	1,540,567
Federal Home Loan Bank Stock, at cost	30,783	30,783
Premises and equipment, net	16,115	17,793
Accrued interest receivable	10,549	12,613
Other real estate owned	112	—
Cash surrender value of life insurance	45,587	43,803
Current and deferred income taxes	7,410	58
Goodwill	19,488	19,488
Other intangible assets, net	8,417	9,598
Other assets	6,345	5,953

Total assets	$2,566,033	$2,547,542

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$1,592,262	$1,595,979
Short-term borrowed funds	120,332	121,052
Mortgagors’ escrow accounts	12,205	15,097
Advances from Federal Home Loan Bank	554,759	533,890
Accrued benefits and other liabilities	30,216	29,964

Total liabilities	2,309,774	2,295,982

Stockholders’ equity:
Common stock ($.01 par value; 45,000,000 shares authorized; 11,531,311 and 11,270,968 shares issued at September 30, 2003 and December 31, 2002, respectively)	115	113
Additional paid-in capital	120,079	110,345
Retained earnings	167,331	149,554
ESOP unearned compensation	(6,979)	(7,444)
Restricted stock unearned compensation	(8,731)	(10,880)
Treasury stock, at cost (558,641 and 165,422 shares at September 30, 2003 and December 31, 2002, respectively)	(21,744)	(5,522)
Accumulated other comprehensive income	6,188	15,394

Total stockholders’ equity	256,259	251,560

Total liabilities and stockholders’ equity	$2,566,033	$2,547,542

See notes to condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Dollars in thousands, except for per share data)

	For the Three Months Ended
	September 30, 2003	September 30, 2002
	(unaudited)
Interest and dividend income:
Interest income on loans	$24,371	$25,354
Interest and dividends on investment securities	7,137	9,754

Total interest and dividend income	31,508	35,108

Interest expense:
Interest on deposits and escrow	5,439	8,452
Interest on short-term borrowed funds	184	442
Interest on advances from Federal Home Loan Bank	6,139	5,856

Total interest expense	11,762	14,750

Net interest income	19,746	20,358
Provision for loan losses	300	375

Net interest income after provision for loan losses	19,446	19,983

Noninterest income:
Service charges and fees	4,156	3,302
Income from cash surrender value of life insurance	598	616
Brokerage commission income	327	468
Gains on sales of securities, net	3,949	619
Other than temporary impairment of investment securities	—	(410)
Gains on mortgage loan sales, net	54	41
Other	134	119

Total noninterest income	9,218	4,755

Noninterest expense:
Salaries	4,905	5,342
Employee benefits	3,816	2,745
Fees and services	1,645	1,732
Occupancy, net	968	961
Furniture and equipment	848	942
Marketing	478	475
Amortization of other intangible assets	394	985
Foreclosed real estate (income) expense	(2)	88
Net gains on sales of repossessed assets	(37)	(8)
Merger expenses	1,235	—
Other operating expenses	1,611	1,417

Total noninterest expense	15,861	14,679

Income before provision for income taxes	12,803	10,059
Provision for income taxes	4,289	3,320

Net income	$8,514	$6,739

Earnings per share:
Basic	$0.86	$0.66
Diluted	$0.79	$0.62

Weighted average shares outstanding:
Basic	9,854,969	10,134,565
Diluted	10,750,447	10,814,817

See notes to condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Dollars in thousands, except for per share data)

	For the Nine Months Ended
	September 30, 2003	September 30, 2002
	(unaudited)
Interest and dividend income:
Interest income on loans	$73,877	$75,541
Interest and dividends on investment securities	23,918	30,020

Total interest and dividend income	97,795	105,561

Interest expense:
Interest on deposits and escrow	17,584	27,007
Interest on short-term borrowed funds	582	1,304
Interest on advances from Federal Home Loan Bank	18,496	17,708

Total interest expense	36,662	46,019

Net interest income	61,133	59,542
Provision for loan losses	975	1,125

Net interest income after provision for loan losses	60,158	58,417

Noninterest income:
Service charges and fees	11,415	9,211
Income from cash surrender value of life insurance	1,784	1,808
Brokerage commission income	1,120	1,286
Gains on sales of securities, net	5,458	1,671
Other than temporary impairment of investment securities	(359)	(680)
Gains on mortgage loan sales, net	125	190
Other	433	488

Total noninterest income	19,976	13,974

Noninterest expense:
Salaries	14,584	15,016
Employee benefits	11,323	8,536
Fees and services	4,857	5,578
Occupancy, net	2,962	2,978
Furniture and equipment	2,511	2,914
Marketing	1,220	1,567
Amortization of other intangible assets	1,181	3,535
Foreclosed real estate expense	83	179
Net gains on sales of repossessed assets	(42)	(16)
Merger expenses	1,722	—
Other operating expenses	4,811	4,759

Total noninterest expense	45,212	45,046

Income before provision for income taxes	34,922	27,345
Provision for income taxes	11,588	8,920

Net income	$23,334	$18,425

Earnings per share:
Basic	$2.36	$1.82
Diluted	$2.16	$1.71

Weighted average shares outstanding:
Basic	9,885,825	10,137,470
Diluted	10,787,029	10,802,544

See notes to condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2003 and 2002 (unaudited)

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	ESOP Unearned Compen- sation	Restricted Stock Unearned Compen- sation	Treasury Stock	Accumulated Other Comprehensive Income	Total
	Shares	Amount
BALANCE, January 1, 2003	11,105,546	$113	$110,345	$149,554	$(7,444)	$(10,880)	$(5,522)	$15,394	$251,560
Change in ESOP unearned compensation	—	—	1,514	—	465	—	—	—	1,979
Exercise of stock options, including tax benefits	260,343	2	7,567	—	—	—	—	—	7,569
Tax benefits from vesting of restricted stock awards	—	—	653	—	—	—	—	—	653
Dividends declared ($0.54 per share)	—	—	—	(5,557)	—	—	—	—	(5,557)
Treasury stock purchased	(393,219)	—	—	—	—	—	(16,222)	—	(16,222)
Change in restricted stock unearned compensation	—	—	—	—	—	2,149	—	—	2,149
Comprehensive income:
Net income	—	—	—	23,334	—	—	—	—	23,334
Change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	—	—	—	(9,206)	(9,206)

Total comprehensive income	—	—	—	23,334	—	—	—	(9,206)	14,128

BALANCE, September 30, 2003	10,972,670	$115	$120,079	$167,331	$(6,979)	$(8,731)	$(21,744)	$6,188	$256,259

BALANCE, January 1, 2002	11,235,608	$112	$108,354	$127,737	$(8,065)	$(6,395)	$—	$13,631	$235,374
Change in ESOP unearned compensation	—	—	922	—	466	—	—	—	1,388
Exercise of stock options, including tax benefits	31,756	1	690	—	—	—	—	—	691
Accelerated vesting of stock options	—	—	7	—	—	—	—	—	7
Tax benefits from vesting of restricted stock awards	—	—	244	—	—	—	—	—	244
Dividends declared ($0.27 per share)	—	—	—	(2,821)	—	—	—	—	(2,821)
Treasury stock purchased	(165,422)	—	—	—	—	—	(5,522)	—	(5,522)
Change in restricted stock unearned compensation	—	—	—	—	—	1,199	—	—	1,199
Other	—	—	—	352	—	—	—	—	352
Comprehensive income:
Net income	—	—	—	18,425	—	—	—	—	18,425
Change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	—	—	—	4,169	4,169

Total comprehensive income	—	—	—	18,425	—	—	—	4,169	22,594

BALANCE, September 30, 2002	11,101,942	$113	$110,217	$143,693	$(7,599)	$(5,196)	$(5,522)	$17,800	$253,506

See notes to condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(In thousands)

	For the Nine Months Ended
	September 30, 2003	September 30, 2002
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,334	$18,425
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	975	1,125
Depreciation	2,136	2,388
Amortization/accretion -
Other intangible assets	1,181	3,535
Premium on bonds	5,620	4,037
Amortization/accretion of fair market adjustment from First Federal Savings and Loan Association of East Hartford (“First Federal”) acquisition -
Loans	599	981
Time deposits	(278)	(1,773)
Advances from Federal Home Loan Bank	(2,017)	(2,569)
Amortization of mortgage servicing rights	643	412
Net gains on sales of other real estate owned	(42)	(16)
Net loss on disposal of fixed assets	4	145
Gains on sales of securities, net	(5,458)	(1,671)
Other than temporary impairment of securities	359	680
Gains on mortgage loan sales, net	(125)	(190)
Deferred income tax provision	1,166	98
Accelerated vesting of stock options	—	7
ESOP compensation expense	1,979	1,388
Change in restricted stock unearned compensation	2,149	1,199
Income from cash surrender value life insurance	(1,784)	(1,808)
Changes in operating assets and liabilities-
Accrued interest receivable	2,064	105
Other assets	(677)	(2,483)
Other liabilities	447	1,148

Net cash provided by operating activities	32,275	25,163

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations and purchases, net of repayments	(142,869)	(104,288)
Proceeds from sales of loans	3,487	4,137
Proceeds from maturities and calls of available for sale securities	97,590	11,011
Proceeds from sales of available for sale securities	59,158	160,149
Purchases of available for sale securities	(200,748)	(229,470)
Proceeds from principal payments of mortgage - backed securities and collateralized mortgage obligations	243,128	91,710
Acquisition of First Federal, net of cash acquired	(195)	(1,157)
Proceeds from sales of other real estate owned	246	212
Proceeds from sales of premises and equipment	—	1,628
Purchases of premises and equipment	(462)	(2,994)
Other investing activities	—	(301)

Net cash provided by (used in) investing activities	59,335	(69,363)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(16,222)	(5,522)
Proceeds from exercise of stock options	4,661	559
Dividends paid	(5,557)	(2,821)
Net increase in savings, money market, NOW and demand deposits	47,063	74,173
Net decrease in certificates of deposit	(50,502)	(72,681)
Net (decrease) increase in short-term borrowed funds	(720)	2,352
Decrease in mortgagors’ escrow accounts	(2,892)	(2,718)
Increase in advances from Federal Home Loan Bank	22,886	9,895

Net cash (used in) provided by financing activities	(1,283)	3,237

Net increase (decrease) in cash and cash equivalents	90,327	(40,963)
CASH AND CASH EQUIVALENTS, beginning of period	25,264	122,624

CASH AND CASH EQUIVALENTS, end of period	$115,591	$81,661

SUPPLEMENTAL INFORMATION:
Cash paid for -
Interest	$36,629	$46,126
Income taxes, net	10,401	8,236
Non-cash transactions -
Transfers from loans to other real estate owned	314	91

See notes to condensed consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of financial statements presentation

The accompanying condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. Such adjustments are the only adjustments contained in the accompanying condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for Connecticut Bancshares, Inc. (“CTBS”) and subsidiary included in CTBS’ Form 10-K for the year ended December 31, 2002. The results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

On July 16, 2003, the Company announced it entered into an Agreement and Plan of Merger with The New Haven Savings Bank (“NHSB”). The Company’s stockholders will receive $52.00 in cash in exchange for each share of the Company’s common stock held. If the transaction closes after March 31, 2004, the merger price is subject to increase based on the Company’s earnings less dividends paid from that date to the end of the month preceding the closing date of the merger. As a condition precedent to the merger, NHSB will convert from a Connecticut-chartered mutual savings bank to a Connecticut-chartered stock savings bank and simultaneously form a holding company. The transaction is subject to several other conditions, including the receipt of regulatory approvals and the approval of the stockholders of the Company. In connection with the pending transaction, the Company has agreed to take action to accelerate to December 31, 2003 the vesting of all unvested restricted stock awards that have been granted to certain officers. The vesting acceleration will occur upon action by the Board of Directors and the Company will record a charge based on the fair value of the common stock upon such action. The Company expects this charge to approximate $2.80 million, $1.82 million net of tax, based on the market value of the common stock, and occur in the fourth quarter of 2003. Additionally, during the three and nine months ended September 30, 2003 the Company incurred $1.24 million and $1.72 million in expenses, primarily professional fees, relating to the pending merger.

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

On October 27, 2003, CTBS declared a quarterly cash dividend of $0.18 per share, or $1.85 million, on outstanding shares of its common stock. The dividend will be paid on November 24, 2003 to stockholders of record as of the close of business on November 10, 2003.

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

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net income	$8,514	$6,739	$23,334	$18,425

Weighted average shares outstanding	10,538,764	10,878,264	10,584,449	10,895,998
Less: unearned ESOP shares	(683,795)	(743,699)	(698,624)	(758,528)

Basic	9,854,969	10,134,565	9,885,825	10,137,470

Dilutive impact of:
Stock options	536,111	373,407	511,239	335,986
Restricted stock	359,367	306,845	389,965	329,088

Diluted	10,750,447	10,814,817	10,787,029	10,802,544

Earnings per share:
Basic	$0.86	$0.66	$2.36	$1.82
Diluted	$0.79	$0.62	$2.16	$1.71

During the three and nine months ended September 30, 2003 and 2002 there were no stock options that were excluded from the computation of earnings per share as no stock options were antidilutive during these periods.

Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130 “Reporting Comprehensive Income” establishes standards for separately reporting comprehensive income and its components.

Components of comprehensive income represent changes in equity resulting from transactions and other events and circumstances from non-owner sources. A reconciliation of other comprehensive income for the nine months ended September 30, 2003 and 2002 was as follows (in thousands):

	For the Nine Months Ended
	September 30, 2003	September 30, 2002
Unrealized gains on securities:
Change in unrealized holding gains arising during the period, net of tax	$(5,892)	$4,813
Reclassification adjustment for gains and other than temporary impairment included in net income, net of tax	(3,314)	(644)

Other comprehensive (loss) income	$(9,206)	$4,169

Stock-based Compensation

The Company applies APB No. 25 and related interpretations in accounting for its stock compensation plans. Had compensation cost been determined consistent with the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s pro forma net income and pro forma basic and diluted earnings per share would have been (in thousands, except per share data):

	For The Three Months Ended
	September 30, 2003	September 30, 2002
Net income:
Net income as reported	$8,514	$6,739
Less effect of compensation expense determined under fair value based method, net of tax	510	252

Pro forma net income	$8,004	$6,487

Pro forma earnings per share:
Basic	$0.81	$0.64
Diluted	$0.74	$0.60

	For The Nine Months Ended
	September 30, 2003	September 30, 2002
Net income:
Net income as reported	$23,334	$18,425
Less effect of compensation expense determined under fair value based method, net of tax	1,513	741

Pro forma net income	$21,821	$17,684

Pro forma earnings per share:
Basic	$2.21	$1.74
Diluted	$2.02	$1.64

Fair value was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Grant Date For the Three and Nine Months Ended September 30, 2002
Risk free interest rate	3.95%
Expected life	10 years
Expected volatility	29%
Dividend yield	2.00%
Fair value	$17.48

There were no options granted during the nine months ended September 30, 2003.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. The standard amends and clarifies financial reporting for derivative instruments and for hedging activities accounted for under SFAS No. 133 and is effective for contracts entered into or modified, and for hedges designated, after June 30, 2003. Adoption of the standard is not expected to have a material impact on the Company’s consolidated financial statements since the Company does not have any derivative instruments as of September 30, 2003.

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

(3)	LOANS

Loans are summarized as follows:

	September 30, 2003	December 31, 2002
	(in thousands)
One-to four-family mortgages	$996,319	$907,188
Construction mortgages	65,922	64,182
Commercial and multi-family mortgages	308,611	275,818
Commercial business loans	184,874	180,612
Installment loans	138,947	128,939

Total loans	1,694,673	1,556,739
Less: Allowance for loan losses	(16,487)	(16,172)

Total loans, net	$1,678,186	$1,540,567

A summary of the allowance for loan losses is as follows:

	For the Nine Months Ended September 30, 2003	For the Year Ended December 31, 2002
	(in thousands)
Balance, beginning of period	$16,172	$15,228
Provision for loan losses	975	1,500
Loans charged off	(900)	(1,781)
Recoveries	240	1,225

Balance, end of period	$16,487	$16,172

(4)	DEPOSITS

Deposits are as follows:

	September 30, 2003	December 31, 2002
	(in thousands)
Certificates of deposit:
Original maturity of less than one year	$127,260	$127,703
Original maturity of one year or more	385,834	433,956
Time certificates in denominations of $100,000 or more	79,327	81,542

Total certificates of deposit	592,421	643,201

Savings accounts	403,004	383,085
Money market accounts	215,290	209,301
NOW accounts	230,495	230,293
Demand deposits	151,052	130,099

Total deposits	$1,592,262	$1,595,979

(5)	INTANGIBLE ASSETS

	September 30, 2003	December 31, 2002
	(in thousands)
Intangible assets subject to amortization:
Core deposit intangible	$6,543	$7,372
Branch premiums	779	1,103
Other	247	275

Total	7,569	8,750

Intangible assets not subject to amortization:
Goodwill	19,488	19,488
Minimum pension liability	848	848

Total	20,336	20,336

Total intangible assets	$27,905	$29,086

	September 30, 2003	December 31, 2002
	(in thousands)
Accumulated amortization for intangible assets subject to amortization:
Core deposit intangible	$2,303	$1,474
Branch premiums	3,534	3,210
Other	53	25

Total	$5,890	$4,709

	For the Nine Months Ended
	September 30, 2003	September 30, 2002
	(in thousands)
Amortization expense:
Noncompete agreements	$—	$2,366
Core deposit intangible	829	829
Branch premiums	324	324
Other	28	16

Total	$1,181	$3,535

For the five years ending December 31, the estimated aggregate annual amortization expense is as follows (in thousands):

2003	$1,576
2004	1,576
2005	1,338
2006	1,169
2007	1,169

During the nine months ended September 30, 2003 and 2002, there was no goodwill acquired, no impairment losses recognized and no goodwill included in the gain or loss on disposal of a reporting unit. The Company completed its annual test of goodwill for impairment as of September 30, 2003 and found no impairment.

(6)	SECURITIES AVAILABLE FOR SALE

On a quarterly basis, the Company reviews available for sale investment securities with unrealized depreciation for six consecutive months as well as other securities with circumstances warranting review to assess whether the decline in fair value is temporary or other than temporary. The Company judges whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons. Once the estimated reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. In accordance with this policy, during the nine months ended September 30, 2003 the Company recorded other than temporary impairment charges for one equity security and one investment in a limited partnership for a total of $359,000. The charge for the equity investment was computed using the closing price of the security as of the date of impairment. The equity security impaired is publicly traded. The impairment charge for the limited partnership was equal to the difference between the carrying value of the investment and the fair value of the Company’s share of the partner’s capital as calculated by the partnership on the date of impairment. The limited partnership is not publicly traded. The Company recorded an other than temporary impairment charge during the nine months ended September 30, 2002 of $680,000 for three equity securities that are publicly traded. The charges for the equity investments were computed using the closing price of each security as of the date of impairment. There were no material unrealized losses as of September 30, 2003 or 2002.

During the third quarter of 2003, the Company substantially liquidated its marketable equity securities portfolio for proceeds of $17.59 million, and net gains of $3.95 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations for the three and nine months ended September 30, 2003 and 2002, and should be read in conjunction with the Company’s condensed consolidated financial statements and the notes thereto, appearing elsewhere herein.

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

General

The Company’s results of operations depend primarily on net interest income, which represents the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. The Bank generates noninterest income primarily from fees charged on customers’ accounts and fees earned on activities such as investment services provided through a third party registered broker-dealer. The Bank’s noninterest expenses primarily consist of employee compensation and benefits, occupancy expense, marketing and other operating expenses. The Company’s results of operations are also affected by general economic and competitive conditions, notably changes in market interest rates, government policies and regulations. The Bank exceeded all of its regulatory capital requirements at September 30, 2003.

On July 16, 2003, the Company announced it entered into an Agreement and Plan of Merger with NHSB. The Company’s stockholders will receive $52.00 in cash in exchange for each share of the Company’s common stock held. If the transaction closes after March 31, 2004, the merger price is subject to increase based on the Company’s earnings less dividends paid from that date to the end of the month preceding the closing date of the merger. As a condition precedent to the merger, NHSB will convert from a Connecticut-chartered mutual savings bank to a Connecticut-chartered stock savings bank and simultaneously form a holding company. The transaction is subject to several other conditions, including the receipt of regulatory approvals and the approval of the stockholders of the Company. In connection with the pending transaction, the Company has agreed to take action to accelerate to December 31, 2003 the vesting of all unvested restricted stock awards that have been granted to certain officers. The vesting acceleration will occur upon action by the Board of Directors and the Company will record a charge based on the fair value of the common stock upon such action. The Company expects this charge to approximate $2.80 million, $1.82 million net of tax, based on the market value of the common stock, and occur in the fourth quarter of 2003. Additionally, during the three and nine months ended September 30, 2003 the Company incurred $1.24 million and $1.72 million in expenses, primarily professional fees, relating to the pending merger.

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

Total assets increased $18.49 million, or 0.73%, to $2.57 billion at September 30, 2003 as compared to $2.55 billion at December 31, 2002. The increase in assets was mainly attributable to a $137.62 million increase in net loans and a $90.33 million increase in cash and cash equivalents partially offset by a $214.17 million decrease in securities. The increase in net loans was primarily due to a $89.13 million increase in one- to four-family mortgages, a $37.05 million increase in commercial business loans and commercial and multi-family mortgages and a $10.01 million increase in installment loans. The increase in cash and cash equivalents and the decrease in securities were mainly due to prepayments on mortgage-backed securities and collateralized mortgage obligations as well as $97.59 million of securities that were called or matured during the first nine months of 2003. The growth in assets was primarily funded by an increase in advances from the Federal Home Loan Bank of Boston (“FHLB”) of $20.87 million.

The following table presents the amortized cost and fair value of the Company’s available for sale securities, by type, at the dates indicated:

	At September 30, 2003		At December 31, 2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Debt securities:
Asset-backed securities	$67,075	$68,480	$91,370	$93,676
U.S. Government and agency obligations	69,925	75,852	156,466	164,580
Municipal obligations	22,888	23,918	23,357	23,978
Corporate securities	51,152	53,493	63,209	66,143

Total	211,040	221,743	334,402	348,377

Equity securities:
Marketable equity securities	1,000	1,000	17,427	21,753
Debt mutual funds	9,404	9,351	9,249	9,267
Other equity securities	1,354	1,354	1,388	1,388

Total	11,758	11,705	28,064	32,408

Total debt and equity securities	222,798	233,448	362,466	380,785

Mortgage-backed securities:
Collateralized mortgage obligations	215,969	215,016	247,236	250,428
Mortgage-backed securities	176,496	178,986	205,569	210,409

Total mortgage-backed securities	392,465	394,002	452,805	460,837

Total available for sale securities	$615,263	$627,450	$815,271	$841,622

Available for sale securities decreased $214.17 million, or 25.45%, from a fair value of $841.62 million at December 31, 2002 to a fair value of $627.45 million at September 30, 2003. The Company had proceeds from sales of $59.16 million (including net gains of $5.46 million); maturities and calls of $97.59 million and principal payments of $243.13 million of securities during the nine months ended September 30, 2003. During the third quarter of 2003, the Company decided to substantially liquidate its marketable equity security portfolio and had proceeds from the sale of $17.59 million (including net gains of $3.95 million). The Company also experienced a net decrease in unrealized gains on securities of $14.16 million from December 31, 2002 to September 30, 2003. Securities purchased totaled $200.75 million during the nine months ended September 30, 2003.

During the third quarter of 2003, the Company substantially liquidated its marketable equity securities portfolio for proceeds of $17.59 million, and net gains of $3.95 million.

Net loans increased $137.62 million, or 8.93%, from $1.54 billion at December 31, 2002 to $1.68 billion at September 30, 2003. Residential mortgages (including residential construction mortgages) increased $89.21 million, or 9.64%, from $925.08 million at December 31, 2002 to $1.01 billion at September 30, 2003 due to continuing loan demand mainly due to refinancing activity in a low interest rate environment. Commercial real estate, commercial construction and business loans increased $38.70 million, or 7.70%, from $502.73 million at December 31, 2002, to $541.43 million at September 30, 2003, primarily due to an increase in commercial mortgage originations. As of September 30, 2003, commercial loans represented 31.95% of the Bank’s loan portfolio as compared to 32.66% at September 30, 2002.

Deposits totaled $1.59 billion at September 30, 2003, a decrease of $3.72 million, or 0.23%, compared to $1.60 billion at December 31, 2002. Checking accounts increased $21.16 million, or 5.87%, from $360.39 million at December 31, 2002 to $381.55 million at September 30, 2003. Savings and money market accounts increased $25.90 million, or 4.37%, from $592.39 million at December 31, 2002 to $618.29 million at September 30, 2003. Certificates of deposit decreased $50.78 million, or 7.89%, from $643.20 million at December 31, 2002 to $592.42 million at September 30, 2003. With certificate of deposit rates at a relatively low level, retail depositors may be holding their funds in savings, money market and checking accounts until interest rates rise. In addition, the Bank offers a short-term transactional repurchase agreement (repo) account to commercial businesses and retail customers. These repo accounts are shown as short-term borrowed funds in the accompanying condensed consolidated statements of condition. Short-term borrowed funds decreased $720,000, or 0.59%, from $121.05 million to $120.33 million during the first nine months of 2003. Advances from the FHLB increased $20.87 million, or 3.91%, from $533.89 million to $554.76 million during the first nine months of 2003.

Nonperforming assets totaled $2.16 million at September 30, 2003, compared to $2.89 million at December 31, 2002, a decrease of $731,000, or 25.26%. Other real estate owned totaled $112,000 at September 30, 2003 compared to $0 at December 31, 2002. During the first nine months of 2003 the Bank foreclosed on three residential properties and subsequently sold two of those properties.

The following table sets forth information regarding nonperforming loans and other real estate owned:

	September 30, 2003	December 31, 2002
	(in thousands)
Nonperforming loans:
Loans past due 90 days and still accruing:
One- to four- family mortgages	$390	$527
Commercial and multifamily mortgages	—	395
Commercial business	187	313
Installment	244	108

Total loans past due 90 days and still accruing	821	1,343

Loans on nonaccrual:
One- to four- family mortgages	125	306
Commercial and multifamily mortgages	286	393
Commercial business	819	852

Total loans on nonaccrual	1,230	1,551

Total nonperforming loans	2,051	2,894
Other real estate owned	112	—

Total nonperforming assets	$2,163	$2,894

Total nonperforming loans as a percentage of gross loans	0.12%	0.19%

Total nonperforming assets as a percentage of total assets	0.08%	0.11%

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

The allowance for loan losses was $16.49 million at September 30, 2003; an increase of $315,000 from the $16.17 million recorded at December 31, 2002. The allowance for loan losses as a percentage of gross loans was 0.97% at September 30, 2003 as compared to 1.04% at December 31, 2002. The allowance for loan losses as a percentage of nonperforming loans was 803.85% at September 30, 2003 as compared to 558.81% at December 31, 2002.

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

Due to the inherent imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank’s analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and maintains an unallocated allowance for loan losses. The amount of the unallocated allowance was $3.59 million at September 30, 2003 as compared to $3.24 million at December 31, 2002. As a percentage of the allowance for loan losses, the unallocated was 21.77% of the total allowance for loan losses at September 30, 2003 and 20.04% of the total allowance for loan losses at December 31, 2002.

The Bank uses three separate methods to estimate the allowance for loan losses as discussed above and then uses a weighted average formula to estimate the final allowance for loan losses. The Bank uses a portfolio segmentation method, a risk rating method, and a historical method for estimating the allowance for loan losses. The weighting factors were 45%, 45% and 10%, respectively at both September 30, 2003 and December 31, 2002.

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

Total stockholders’ equity increased $4.70 million, or 1.87%, to $256.26 million at September 30, 2003 compared to $251.56 million on December 31, 2002. The increase is due primarily to net income of $23.33 million for the nine months ended September 30, 2003 and the exercise of stock options and related tax benefits of $7.57 million. Partially offsetting this increase was the repurchase of 393,219 shares of Company common stock during the first nine months of 2003 for $16.22 million and a reduction in accumulated other comprehensive income. As of September 30, 2003, the Company has repurchased 558,641 shares of its common stock since its conversion to a public company on March 2, 2000 at a weighted average price of $38.92 per share, for a total of $21.74 million. The Company had previously announced that its Board of Directors has authorized the repurchase of up to 561,600, or approximately 5%, of its outstanding shares of its common stock. The decrease in accumulated other comprehensive income was due to a reduction in the unrealized gain on securities available for sale, net of taxes, of $9.21 million. The decline in the unrealized gain was due to the realization of $5.46 of security gains during the nine months ended September 30, 2003 and a higher interest rate environment reducing the fair value of the Bank’s fixed income portfolio.

Comparison of Operating Results for the Three Months Ended September 30, 2003 and 2002

Net Income. Net income for the quarter ended September 30, 2003 was $8.51 million compared to $6.74 million for the quarter ended September 30, 2002. Net income increased as a result of higher gains on sales of securities of $3.33 million, increases in service charge and fee income of $854,000 and lower amortization of other intangible assets of $548,000 due to noncompete agreements with former First Federal Savings and Loan Association of East Hartford (“First Federal”) executives which became fully amortized during the third quarter of 2002. The results for the quarter ended September 30, 2003 include a $612,000 decrease in net interest income, primarily due to lower asset yields, partially offset by a lower cost of funds and higher volume of loans. Net income was also reduced due to higher employee benefits of $1.07 million primarily due to increased restricted stock, pension and ESOP expenses. During the third quarter of 2003 the Company incurred $1.24 million in merger related expenses, primarily professional fees related to the pending merger with NHSB, further reducing net income in comparison to the prior year quarter.

Net Interest Income. Net interest income decreased $612,000, or 3.00%, to $19.75 million for the third quarter of 2003 compared to $20.36 million for the third quarter of 2002. The decrease was primarily due to lower asset yields, partially offset by higher average loans and a lower cost of funds. Total interest and dividend income decreased $3.60 million, or 10.25%, to $31.51 million for the third quarter of 2003 from

$35.11 million for the third quarter of 2002. Interest income on loans decreased $983,000, or 3.87%, to $24.37 million for the three months ended September 30, 2003 compared to $25.35 million for the three months ended September 30, 2002. The decrease was due to an 86 basis point decrease in the average yield on loans partially offset by a $160.22 million increase in the average balance of loans outstanding. The decrease in yield and the increase in loan volume were mainly due to a lower interest rate environment and higher prepayments and refinancings of residential mortgages. Interest and dividend income from investment securities, short-term investments and FHLB stock decreased $2.61 million, or 26.77%, to $7.14 million for the three months ended September 30, 2003 compared to $9.75 million for the three months ended September 30, 2002. The decrease in income was mainly due to lower yields resulting from a lower interest rate environment. The yield on investment securities, short-term investments and FHLB stock decreased 101 basis points to 3.94% for the quarter ended September 30, 2003 as compared to 4.95% for the quarter ended September 30, 2002.

Interest expense decreased $2.99 million, or 20.27%, to $11.76 million for the three months ended September 30, 2003 compared to $14.75 million for the quarter ended September 30, 2002. The decrease was primarily due to a decrease in the overall cost of funds for interest-bearing liabilities of 66 basis points. The cost of funds for the third quarter of 2003 was 2.17% as compared to 2.83% for the third quarter of 2002. The decrease in the cost of funds was primarily due to a lower interest rate environment.

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

	For the Three Months Ended September 30,
	2003			2002
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(dollars in thousands)
Interest-earning assets:
Loans (1):
Real estate	$1,357,263	$19,719	5.81%	$1,229,096	$20,500	6.67%
Consumer	138,775	1,857	5.35	120,816	1,985	6.57
Commercial (5)	190,083	2,817	5.88	175,987	2,878	6.49

Total loans (5)	1,686,121	24,393	5.78	1,525,899	25,363	6.64

Mortgage-backed securities (2)	189,310	1,846	3.90	109,458	1,715	6.27
Collateralized mortgage obligations (2)	228,008	2,061	3.62	212,984	2,876	5.40
Investment securities (2) (5):
U.S. Government and agency obligations	72,213	1,049	5.76	168,291	1,969	4.64
Municipal obligations	23,044	414	7.19	23,580	419	7.11
Corporate securities	51,246	652	5.09	62,363	930	5.97
Common stock and mutual funds	17,040	149	3.50	30,594	309	4.04
Other investment securities	1,356	2	0.59	1,066	2	0.75
Asset-backed securities	67,611	741	4.38	107,042	1,187	4.44
Other interest-bearing assets
FHLB stock	30,783	237	3.08	30,783	291	3.78
Short-term investments	59,900	146	0.97	56,024	251	1.78

Total interest-earning assets (5)	2,426,632	$31,690	5.22%	2,328,084	$35,312	6.06%

Noninterest-earning assets	140,326			137,681

Total assets	$2,566,958			$2,465,765

Interest-bearing liabilities:
Deposits:
NOW accounts	$232,386	$176	0.30%	$209,424	$298	0.56%
Savings and money market accounts	617,198	898	0.58	584,741	2,000	1.36
Certificates of deposit	598,326	4,321	2.87	673,542	6,121	3.61
Escrow deposits	11,550	44	1.51	7,801	33	1.68

Total interest-bearing deposits	1,459,460	5,439	1.48	1,475,508	8,452	2.27
Short-term borrowed funds	117,591	184	0.62	119,477	442	1.47
Advances from FHLB	573,190	6,139	4.25	470,943	5,856	4.93

Total interest-bearing liabilities	2,150,241	$11,762	2.17%	2,065,928	$14,750	2.83%

Noninterest-bearing liabilities	164,476			145,783

Total liabilities	2,314,717			2,211,711
Stockholders’ equity	252,241			254,054

Total liabilities and stockholders’ equity	$2,566,958			$2,465,765

Net interest-earning assets	$276,391			$262,156

Net interest income (5)		$19,928			$20,562

Interest rate spread (3) (5)			3.05%			3.23%
Net interest margin (4) (5)			3.30%			3.55%
Ratio of interest-earning assets to interest-bearing liabilities			112.85%			112.69%
Taxable-equivalent adjustments
Loans		$22			$9
Investment securities		160			195

Total		$182			$204

(1)	Balances are net of undisbursed proceeds of construction loans in process and include nonperforming loans.
(2)	Yields are calculated on amortized cost and exclude the impact of unrealized gains and losses on available for sale securities.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents fully taxable-equivalent net interest income as a percentage of average interest-earning assets.
(5)	Fully taxable-equivalent yields are calculated assuming a 35% federal income tax rate.

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

	For the Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002
	Increase (Decrease) Due to
	Rate	Volume	Rate/Vol	Net
	(in thousands)
Interest-earning assets:
Loans:
Real estate	$(2,643)	$2,138	$(276)	$(781)
Consumer	(368)	295	(55)	(128)
Commercial	(270)	231	(22)	(61)

Total loans	(3,281)	2,664	(353)	(970)
Mortgage-backed securities	(648)	1,251	(472)	131
Collateralized mortgage obligations	(951)	203	(67)	(815)
Investment securities	120	(1,856)	(232)	(1,968)

Total interest-earning assets	(4,760)	2,262	(1,124)	(3,622)

Interest-bearing liabilities:
Deposits:
NOW accounts	(139)	33	(16)	(122)
Savings and money market accounts	(1,149)	111	(64)	(1,102)
Certificates of deposit	(1,258)	(683)	141	(1,800)
Other	(3)	16	(2)	11

Total deposits	(2,549)	(523)	59	(3,013)
Short-term borrowed funds	(255)	(7)	4	(258)
Advances from FHLB	(812)	1,271	(176)	283

Total interest-bearing liabilities	(3,616)	741	(113)	(2,988)

(Decrease) increase in net interest income	$(1,144)	$1,521	$(1,011)	$(634)

Provision for Loan Losses. The provision for loan losses was $300,000 for the quarter ended September 30, 2003 and $375,000 for the quarter ended September 30, 2002. The Bank lowered its provision for loan losses as nonperforming loans are at lower levels than prior years. Additionally, the Bank had less past due loans and less net charge-offs than in the prior year. There were some encouraging signs in the economy in the third quarter of 2003 as well. Manufacturing output was slightly higher and, with wartime concerns subsided, manufacturers are ordering new equipment. The allowance for loan losses was 0.97% of total loans and 803.85% of nonperforming loans at September 30, 2003 compared to 1.04% and 558.81%, respectively, at December 31, 2002.

Noninterest Income. Noninterest income for the third quarter of 2003 was $9.22 million, a $4.46 million, or 93.70%, increase from $4.76 million for the third quarter of 2002. The increase in noninterest income over the prior year quarter was primarily due to an increase in gains on sales of securities, an increase in service charges and fees and a decrease in charges for other than temporary impairment of investment securities. Gains on sales of securities increased $3.33 million from the prior year quarter. During the third quarter of 2003, the Company decided to substantially liquidate its marketable equity securities portfolio and had proceeds of $17.59 million, and net gains of $3.95 million. Service charges and fees increased $854,000 as compared to the prior year quarter primarily due to increases in checking account and commercial real estate loan prepayment fees. During the third quarter of 2003 there were no charges recorded for other than temporary impairment, while in the prior year quarter a charge for other than temporary impairment totaling $410,000 was recorded for two equity securities.

Noninterest Expense. Noninterest expense for the third quarter of 2003 was $15.86 million, a $1.18 million, or 8.04%, increase from $14.68 million for the third quarter of 2002. The increase in noninterest expense from the prior year quarter was primarily due to merger related expenses and an increase in employee benefits partially offset by decreases in amortization of other intangible assets and salaries. The Company incurred $1.24 million in expenses, primarily professional fees, relating to the pending merger with NHSB in the quarter ended September 30, 2003. Employee benefits increased primarily due to increased restricted stock, pension and ESOP expenses. In conjunction with the 2001 acquisition of First Federal, the Bank recorded an intangible asset for noncompete agreements with former First Federal executives. The agreements were amortized over their twelve-month term through the third quarter of 2002. Salary expense decreased primarily due to higher cost deferrals relating to the origination of residential mortgages.

Provision for Income Taxes. Income tax expense increased $969,000 from $3.32 million for the third quarter of 2002 to $4.29 million for the quarter ended September 30, 2003. The effective tax rate for the current quarter was 33.50% compared to 33.01% in the prior year quarter.

Comparison of Operating Results for the Nine Months Ended September 30, 2003 and 2002

Net Income. Net income for the nine months ended September 30, 2003 was $23.33 million compared to $18.43 million for the nine months ended September 30, 2002. The results for the nine months ended September 30, 2003 include a $1.59 million increase in net interest income, primarily due to a lower cost of funds and higher volume of loans, partially offset by lower asset yields. Net income also increased as a result of increases in service charge and fee income of $2.21 million, higher net gains on sales of securities of $3.79 million and lower amortization of other intangible assets of $1.73 million due to noncompete agreements with former First Federal executives which became fully amortized during the third quarter of 2002. Net income was reduced due to higher employee benefits of $2.78 million primarily due to increased restricted stock, pension and ESOP expenses. During the first nine months of 2003 the Company incurred $1.72 million in merger related expenses, further reducing net income in comparison to the prior year period.

Net Interest Income. Net interest income increased $1.59 million, or 2.67%, to $61.13 million for the first nine months of 2003 compared to $59.54 million for the first nine months of 2002. The increase was primarily due to higher average loans and a lower cost of funds, partially offset by lower asset yields. Total interest and dividend income decreased $7.76 million, or 7.35%, to $97.80 million for the first nine months of 2003 from $105.56 million for the first nine months of 2002. Interest income on loans decreased $1.66 million, or 2.20%, to $73.88 million for the nine months ended September 30, 2003 compared to $75.54 million for the nine months ended September 30, 2002. The decrease was due to a 74 basis point decrease in the average yield on loans partially offset by a $145.85 million increase in the average balance of loans outstanding. The decrease in yield and the increase in loan volume were mainly due to a lower interest rate environment and higher prepayments and refinancings of residential mortgages. Interest and dividend income from investment securities, short-term investments and FHLB stock decreased $6.10 million, or 20.32%, to $23.92 million for the nine months ended September 30, 2003 compared to $30.02 million for the nine months ended September 30, 2002. The decrease in income was mainly due to lower yields resulting from a lower interest rate environment. The yield on investment securities, short-term investments and FHLB stock decreased 70 basis points to 4.23% for the nine months ended September 30, 2003 as compared to 4.93% for the nine months ended September 30, 2002.

Interest expense decreased $9.36 million, or 20.34%, to $36.66 million for the nine months ended September 30, 2003 compared to $46.02 million for the nine months ended September 30, 2002. The decrease was primarily due to a decrease in the overall cost of funds for interest-bearing liabilities of 68 basis points. The cost of funds for the first nine months of 2003 was 2.29% as compared to 2.97% for the first nine months of 2002. The decrease in the cost of funds was primarily due to a lower interest rate environment.

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

	For the Nine Months Ended September 30,
	2003			2002
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(dollars in thousands)
Interest-earning assets:
Loans (1):
Real estate	$1,317,692	$59,778	6.05%	$1,201,801	$60,962	6.76%
Consumer	135,609	5,706	5.61	120,399	6,120	6.78
Commercial (5)	186,856	8,429	6.03	172,108	8,492	6.60

Total loans (5)	1,640,157	73,913	6.01	1,494,308	75,574	6.75

Mortgage-backed securities (2)	202,233	6,531	4.31	123,371	5,749	6.21
Collateralized mortgage obligations (2)	220,610	6,562	3.97	229,227	9,077	5.28
Investment securities (2) (5):
U.S. Government and agency obligations	100,604	3,828	5.09	166,055	5,573	4.49
Municipal obligations	23,171	1,245	7.16	23,650	1,256	7.08
Corporate securities	55,706	2,189	5.24	57,093	2,702	6.31
Common stock and mutual funds	22,191	558	3.35	36,920	1,089	3.93
Other investment securities	1,327	5	0.50	1,007	7	0.93
Asset-backed securities	72,919	2,454	4.49	102,827	3,522	4.57
Other interest-bearing assets
FHLB stock	30,783	725	3.14	30,783	863	3.74
Short-term investments	41,019	331	1.08	57,643	783	1.82

Total interest-earning assets (5)	2,410,720	$98,341	5.44%	2,322,884	$106,195	6.10%

Noninterest-earning assets	144,287			134,708

Total assets	$2,555,007			$2,457,592

Interest-bearing liabilities:
Deposits:
NOW accounts	$226,568	$527	0.31%	$209,684	$899	0.57%
Savings and money market accounts	607,768	2,880	0.63	566,878	6,206	1.46
Certificates of deposit	615,964	14,029	3.05	698,360	19,785	3.79
Escrow deposits	12,908	148	1.53	9,210	117	1.70

Total interest-bearing deposits	1,463,208	17,584	1.61	1,484,132	27,007	2.43
Short-term borrowed funds	117,405	582	0.66	113,400	1,304	1.54
Advances from FHLB	563,226	18,496	4.39	475,028	17,708	4.98

Total interest-bearing liabilities	2,143,839	$36,662	2.29%	2,072,560	$46,019	2.97%

Noninterest-bearing liabilities	156,926			137,627

Total liabilities	2,300,765			2,210,187
Stockholders’ equity	254,242			247,405

Total liabilities and stockholders’ equity	$2,555,007			$2,457,592

Net interest-earning assets	$266,881			$250,324

Net interest income (5)		$61,679			$60,176

Interest rate spread (3) (5)			3.15%			3.13%
Net interest margin (4) (5)			3.41%			3.45%
Ratio of interest-earning assets to interest-bearing liabilities			112.45%			112.08%
Taxable-equivalent adjustments
Loans		$36			$33
Investment securities		510			601

Total		$546			$634

(1)	Balances are net of undisbursed proceeds of construction loans in process and include nonperforming loans.
(2)	Yields are calculated on amortized cost and exclude the impact of unrealized gains and losses on available for sale securities.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents fully taxable-equivalent net interest income as a percentage of average interest-earning assets.
(5)	Fully taxable-equivalent yields are calculated assuming a 35% federal income tax rate.

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

	For the Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002
	Increase (Decrease) Due to
	Rate	Volume	Rate/Vol	Net
	(in thousands)
Interest-earning assets:
Loans:
Real estate	$(6,441)	$5,879	$(622)	$(1,184)
Consumer	(1,054)	773	(133)	(414)
Commercial	(728)	728	(63)	(63)

Total loans	(8,223)	7,380	(818)	(1,661)
Mortgage-backed securities	(1,765)	3,675	(1,128)	782
Collateralized mortgage obligations	(2,259)	(341)	85	(2,515)
Investment securities	(380)	(3,971)	(109)	(4,460)

Total interest-earning assets	(12,627)	6,743	(1,970)	(7,854)

Interest-bearing liabilities:
Deposits:
NOW accounts	(411)	72	(33)	(372)
Savings and money market accounts	(3,520)	448	(254)	(3,326)
Certificates of deposit	(3,879)	(2,334)	457	(5,756)
Other	(11)	47	(5)	31

Total deposits	(7,821)	(1,767)	165	(9,423)
Short-term borrowed funds	(742)	46	(26)	(722)
Advances from FHLB	(2,108)	3,288	(392)	788

Total interest-bearing liabilities	(10,671)	1,567	(253)	(9,357)

(Decrease) increase in net interest income	$(1,956)	$5,176	$(1,717)	$1,503

Provision for Loan Losses. The provision for loan losses was $975,000 for the nine months ended September 30, 2003 and $1.13 million for the nine months ended September 30, 2002. The Bank lowered its provision for loan losses as nonperforming loans are at lower levels than prior years. Additionally, the Bank had less past due loans and less net charge-offs than in the prior year. There were some encouraging signs in the economy in the third quarter of 2003 as well. Manufacturing output was slightly higher and, with wartime concerns subsided, manufacturers are ordering new equipment. The allowance for loan losses was 0.97% of total loans and 803.85% of nonperforming loans at September 30, 2003 compared to 1.04% and 558.81%, respectively, at December 31, 2002.

Noninterest Income. Noninterest income was $19.98 million for the nine months ended September 30, 2003 as compared to $13.97 million for the nine months ended September 30, 2002. The increase in noninterest income over the prior year was primarily due to an increase in gains on sales of securities and an increase in service charges and fees. Gains on sales of securities increased $3.79 million from the prior year. During the third quarter of 2003, the Company decided to substantially liquidate its marketable equity securities portfolio and had proceeds of $17.59 million, and net gains of $3.95 million. Service charges and fees increased $2.21 million as compared to the prior year primarily due to increases in checking account, commercial real estate loan prepayment and merchant services fees.

Noninterest Expense. Noninterest expense for the first nine months of 2003 was $45.21 million, a $166,000, or 0.38%, increase from $45.05 million for the first nine months of 2002. The increase in noninterest expense from the prior year period was primarily due to merger related expenses and an increase in employee benefits, partially offset by decreases in amortization of other intangible assets, fees and services, salaries, furniture and equipment and marketing expenses. The Company incurred $1.72 million in expenses, primarily professional fees, relating to the pending merger with NHSB in the nine months ended September 30, 2003. Employee benefits increased primarily due to increased restricted stock, pension and ESOP expenses. In conjunction with the 2001 acquisition of First Federal, the Bank recorded an intangible asset for noncompete agreements with former First Federal executives. The agreements were amortized over their twelve-month term through the third quarter of 2002. Fees and services decreased primarily due to lower consulting fees for information technology and investments. Salary expense decreased primarily due to higher cost deferrals relating to the origination of residential mortgages. Furniture and equipment expenses decreased as certain assets became fully depreciated. Marketing expenses decreased as the Bank reduced its expense related to various media advertising.

Provision for Income Taxes. Income tax expense increased $2.67 million from $8.92 million for the first nine months of 2002 to $11.59 million for the nine months ended June 30, 2003. The effective tax rate for the nine months ended September 30, 2003 was 33.18% compared to 32.62% in the prior year period.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short- term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. Primary sources of funds consist of deposit inflows, loan repayments, maturities, paydowns, sales of collateralized mortgage obligations, investment and mortgage-backed securities and advances from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, loan and mortgage-backed security prepayments and security calls are influenced by general interest rates, economic conditions and competition. The Company’s primary investing activities are (1) originating residential one- to four-family mortgage loans and, to a lesser extent, commercial business and real estate loans, multi-family loans, single-family construction loans, home equity loans and lines of credit and consumer loans, and (2) investing in mortgage-backed securities, collateralized mortgage obligations, U.S. Government and agency obligations and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposit growth and advances from the FHLB. During the nine months ended September 30, 2003, the Bank’s loan originations, net of repayments, totaled $142.87 million. For the nine months ended September 30, 2003, the Company purchased investments in mortgage-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations totaling $200.75 million, had proceeds from principal payments of mortgage-backed securities and collateralized mortgage obligations of $243.13 million and had proceeds from maturities and calls of available for sale securities of $97.59 million. The Bank experienced a net decrease in total deposits of $3.72 million for the nine months ended September 30, 2003. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. During the nine months ended September 30, 2003, the Company repurchased 393,219 shares of its common stock at a weighted average price of $41.25 per share, for a total of $16.22 million and has repurchased 558,641 shares of its common stock since its conversion to a public company on March 2, 2000 at a weighted average price of $38.92 per share, for a total of $21.74 million. The Company had previously announced that its Board of Directors has authorized the repurchase of up to 561,600, or approximately 5%, of its outstanding shares of its common stock. The Company closely monitors its liquidity position on a daily basis. If the Company should require additional funds, additional funds are available through advances from the FHLB and through repurchase agreement borrowing facilities.

Outstanding commitments for all loans and unadvanced construction loans and lines of credit totaled $252.24 million at September 30, 2003. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that are scheduled to mature in one year or less from September 30, 2003 totaled $349.31 million. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. Occasionally, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank’s historical experience with deposit retention, management believes that a significant portion of its deposits will remain with the Bank.

SBM must satisfy various regulatory capital requirements administered by the federal banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2003, SBM exceeded all of its regulatory capital requirements with a leverage capital level of $201.62 million, or 7.91% of average assets, which is above the required level of $101.93 million, or 4.00%, and total risk-based capital of $218.10 million, or 12.80% of risk weighted assets, which is above the required level of $136.30 million, or 8.00%. SBM is considered “well capitalized” under regulatory guidelines.

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

The Bank’s investment policy authorizes it to be a party to financial instruments with off-balance sheet risk in the normal course of business to reduce its exposure to fluctuations in interest rates. All counter-parties must be pre-approved by the Bank’s Executive Committee and reported to its Investment Committee. At September 30, 2003 the Bank had no derivative instruments.

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

The table below sets forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods using balance sheet simulation. The simulation uses projected repricing of assets and liabilities at September 30, 2003 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments. Prepayment rates can have a significant impact on the Company’s balance sheet simulation. Because of the large percentage of loans, collateralized mortgage obligations and mortgage-backed securities held by the Company, rising or falling interest rates have a significant impact on the prepayment speeds of the Company’s earning assets, which in turn effect the Company’s rate sensitivity position. When open-market interest rates rise, prepayments tend to slow. When open-market interest rates fall, prepayments tend to rise. The Company’s asset sensitivity would be reduced if prepayments slow, and vice versa. While the Bank believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security, collateralized mortgage obligation and loan repayment activity.

	Percentage Change in Estimated Net Interest Income Over
	12 months	24 months
200 basis point increase in rates	-2.60%	-3.57%
100 basis point decrease in rates	0.42%	-0.81%

Prior to the June 30, 2003 quarter, the Bank’s ALCO policy stated that the Bank has established acceptable levels of interest rate risk as follows:

“Projected Net Interest Income over the next twelve months will not be reduced by more than 10% given a change in interest rates of 200 basis points (+ or -) over a one year horizon. This limit will be re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate.”

Management believes that under the current rate environment, a change of interest rates downward of 200 basis points is a highly remote interest rate scenario. Therefore during the second quarter of 2003, Management modified the limit and a 100 basis point decrease in interest rates will be used for policy purposes rather than a 200 basis point decrease. This limit will be re-evaluated periodically and may be modified as appropriate.

The two hundred and one hundred basis point change in rates in the above table is assumed to occur evenly over the next twelve months. Based on the scenario above, net income would be adversely affected (within the Bank’s internal guidelines) in both the twelve and twenty-four month periods in both a rising and declining rate environment. For each percentage point change in net interest income, the effect on net income would be $511,000, assuming a 35% tax rate.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. The Company’s disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. In addition, based on this evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 18, 2003 the Company filed a Form 8-K to announce The New Haven Savings Bank and Connecticut Bancshares, Inc. entered into an Agreement and Plan of Merger.

On July 24, 2003, the Company furnished a Form 8-K to announce its financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONNECTICUT BANCSHARES, INC.

Dated: November 12, 2003	By:	/s/ Richard P. Meduski

Richard P. Meduski President and Chief Executive Officer (principal executive officer)

Dated: November 12, 2003	By:	/s/ Michael J. Hartl

Michael J. Hartl Senior Vice President and Chief Financial Officer (principal accounting and financial officer)