Form 10-K
period 2003-12-31
CONNECTICUT BANCSHARES INC/DE
filed 2004-03-12
CIK 1097882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    YES  ☒    NO  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $421,163,568 based upon the closing price of $39.16 as quoted on the NASDAQ National Market as of the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of this calculation, directors and officers of the registrant are deemed to be affiliates.

As of March 5, 2004, there were 11,143,133 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None.

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

On August 31, 2001, the Bank acquired First Federal Savings and Loan Association of East Hartford (“First Federal”) for $106.26 million in cash. Immediately after the completion of the acquisition, First Federal was merged into the Bank. The results of First Federal are included in the historical results of the Company subsequent to August 31, 2001.

On July 16, 2003, the Company announced it entered into an Agreement and Plan of Merger with The New Haven Savings Bank (“NHSB”). The Company’s stockholders will receive $52.00 in cash in exchange for each share of the Company’s common stock held. If the transaction closes after March 31, 2004, the merger price is subject to increase based on the Company’s earnings less dividends paid from that date to the end of the month preceding the closing date of the merger. As a condition precedent to the merger, NHSB will convert from a Connecticut-chartered mutual savings bank to a Connecticut-chartered stock savings bank and simultaneously form a holding company. The transaction is subject to the approval of the stockholders of the Company, for which a stockholder meeting has been scheduled for March 30, 2004. NHSB expects to close the transaction as soon as practicable following the stockholders’ meeting.

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

The Company’s Internet website is www.sbmct.com. The Company makes available free of charge on or through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of them.

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

	2003		2002		2001		2000		1999
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
One- to four-family	$981,023	58.14%	$907,188	58.28%	$841,895	58.61%	$586,536	58.22%	$544,732	57.40%
Construction (1)	73,657	4.37	64,182	4.12	76,551	5.33	32,590	3.24	40,690	4.29
Commercial and multi- Family	304,632	18.05	275,818	17.72	231,644	16.13	162,411	16.12	155,085	16.34

Total real estate loans	1,359,312	80.56	1,247,188	80.12	1,150,090	80.07	781,537	77.58	740,507	78.03

Commercial loans	187,905	11.14	180,612	11.60	166,314	11.58	146,360	14.52	134,637	14.19

Consumer loans:
Home equity lines of credit	68,965	4.09	43,958	2.82	35,592	2.48	27,203	2.70	23,019	2.43
Other	71,089	4.21	84,981	5.46	84,375	5.87	52,358	5.20	50,794	5.35

Total consumer loans	140,054	8.30	128,939	8.28	119,967	8.35	79,561	7.90	73,813	7.78

Total loans	1,687,271	100.00%	1,556,739	100.00%	1,436,371	100.00%	1,007,458	100.00%	948,957	100.00%

Allowance for loan losses	(16,543)		(16,172)		(15,228)		(11,694)		(10,617)

Total loans, net	$1,670,728		$1,540,567		$1,421,143		$995,764		$938,340

(1)	Includes construction to permanent residential and commercial real estate loans.

One- to Four-Family Real Estate Loans. The Bank’s primary lending activity is to originate loans secured by one- to four-family residences located in its primary market area. Of the one- to four-family loans outstanding at December 31, 2003, approximately 76.01% were fixed-rate mortgage loans and 23.99% were adjustable-rate loans.

The Bank originates fixed-rate fully amortizing loans with maturities ranging between 10 and 30 years. Management establishes the loan interest rates based on market conditions. The Bank offers mortgage loans that conform to Fannie Mae and Freddie Mac guidelines, as well as jumbo loans, which are presently loans in amounts over $333,700. Fixed-rate conforming loans are generally originated to be held in the Bank’s portfolio. However, the Bank may sell such loans from time to time. Management periodically determines whether or not to sell loans based on changes in prevailing market interest rates. Loans that are sold are generally sold to Freddie Mac, with the servicing rights retained.

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

The Bank also offers to its full-time employees who satisfy certain criteria and the general underwriting standards of the Bank fixed and adjustable-rate mortgage loans with reduced interest rates, which are currently 50 to 100 basis points below the rates offered to the Bank’s other customers. The Employee Mortgage Rate is limited to the purchase, construction or refinancing of an employee’s owner-occupied residence. The Employee Mortgage Rate normally ceases upon termination of employment or if the property no longer is the employee’s residence. Upon termination of the Employee Mortgage Rate, the interest rate reverts to the contract rate in effect at the time that the loan was extended. All other terms and conditions contained in the original mortgage and note continue to remain in effect. As of December 31, 2003, the Bank had $17.61 million of Employee Mortgage Rate loans, or 1.04% of total loans.

Construction Loans. The Bank originates construction loans to individuals for the construction and acquisition of personal residences. At December 31, 2003, the unadvanced portion of construction loans totaled $15.11 million.

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

The Bank also originates residential development loans primarily to finance the construction of single-family homes and subdivisions. At December 31, 2003, residential development loans totaled $40.77 million, or 2.42% of the Bank’s total loans. These loans are generally offered to experienced builders with whom the Bank has an established relationship. Residential development loans are typically offered with terms of up to 24 months. The maximum loan-to-value limit applicable to these loans is 80% for contract sales and 75% for speculative properties. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by an approved appraiser of the Bank warrants.

The Bank also makes construction loans for commercial development projects. The projects include multi-family, apartment, industrial, retail and office buildings. These loans generally have an interest-only phase during construction and then convert to permanent financing. Disbursement of funds are at the sole discretion of the Bank and are based on the progress of construction. The maximum loan-to-value limit applicable to these loans is 80%. At December 31, 2003, commercial construction loans totaled $8.16 million, or 0.48% of total loans.

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

Commercial and Multi-Family Real Estate Loans. The Bank originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in the Bank’s primary market area. The Bank’s multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with the Bank’s current loans-to-one-borrower limit, which at December 31, 2003 was $34.10 million. The Bank’s multi-family and commercial real estate loans are made with terms of up to 20 years and are offered with fixed interest rates as well as interest rates that adjust periodically which are generally indexed to the Federal Home Loan Bank Advance rates with a comparable term or repricing period. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, the Bank will also consider the term of the lease and the quality of the tenants. The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. Environmental surveys are generally required for commercial real estate loans. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals.

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

Commercial Loans. The Bank makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and businesses. The Bank offers a variety of commercial lending products, including term loans for fixed assets and working capital, revolving lines of credit, letters of credit, and Small Business Administration guaranteed loans. The maximum amount of a commercial business loan is limited by the Bank’s loans-to-one-borrower limit which at December 31, 2003, was $34.10 million. Term loans are generally offered with initial fixed rates of interest for one to five years and with terms of up to ten years. Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal. Business loans with variable rates of interest adjust on a daily basis and are indexed to the Bank’s base rate. At December 31, 2003, the Bank had $69.55 million of unadvanced commercial lines of credit.

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

Consumer Loans. The Bank offers a variety of consumer loans, including second mortgage loans and home equity lines of credit, both of which are secured by owner-occupied one- to four-family residences. At December 31, 2003, second mortgage loans and equity lines of credit totaled $113.06 million, or 6.70% of the Bank’s total loans and 80.73% of consumer loans. Additionally, at December 31, 2003, the unadvanced amounts of home equity lines of credit totaled $72.45 million. The underwriting standards employed by the Bank for second mortgage loans and equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity lines of credit have adjustable rates of interest which are indexed to the prime rate as reported in The Wall Street Journal. Interest rate adjustments on home equity lines of credit are limited to no more than a maximum of 17%. Generally, the maximum loan-to-value ratio on home equity lines of credit is 90%. A home equity line of credit may be drawn down by the borrower for a period of 10 years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only the interest. The borrower has to pay back the amount outstanding under the line of credit at the end of a 20-year period. The Bank offers fixed- and adjustable-rate second mortgage loans with terms up to 20 years. The loan-to-value ratios of both fixed-rate and adjustable-rate home equity loans are generally limited to 90%.

The Bank offers fixed-rate automobile loans through local dealerships for new or used vehicles with terms of up to 72 months and loan-to-value ratios of the lesser of the purchase price or the retail value shown in the NADA Used Car Guide. At December 31, 2003, automobile loans totaled $12.84 million, or 0.76% of the Bank’s total loans and 9.17% of consumer loans. For the year ended December 31, 2003, the Bank purchased $3.07 million of automobile loans from local dealerships.

Other consumer loans at December 31, 2003 amounted to $14.15 million, or 0.84% of the Bank’s total loans and 10.10% of consumer loans. These loans include unsecured personal loans, collateral loans, credit card loans and education loans. Unsecured personal loans generally have a fixed-rate, a maximum borrowing limitation of $25,000 and a maximum term of five years. Collateral loans are generally secured by a passbook account, a certificate of deposit or marketable securities.

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

Loans to One Borrower. The maximum amount that the Bank may lend to one borrower is limited by statute. At December 31, 2003, the Bank’s statutory limit on loans to one borrower was $34.10 million. At that date, the Bank’s largest relationship was $17.32 million, which was performing according to its terms as of December 31, 2003.

Maturity of Loan Portfolio. The following table shows the remaining contractual maturity of the Bank’s total loans at December 31, 2003, excluding the effect of prepayments.

	At December 31, 2003
	One- to four- family	Construction (1)	Commercial and multi- family real estate	Commercial	Consumer	Total
	(in thousands)
Amounts due in:
One year or less	$125	$24,015	$4,390	$37,982	$2,191	$68,703
After one year:
More than one year to three years	1,710	18,547	4,137	34,038	9,994	68,426
More than three years to five years	4,715	—	7,986	37,608	18,711	69,020
More than five years to 10 years	48,889	2,394	74,591	42,491	24,053	192,418
More than 10 years to 15 years	350,023	1,141	78,076	17,727	18,179	465,146
More 15 years	575,561	27,560	135,452	18,059	66,926	823,558

Total amounts due	$981,023	$73,657	$304,632	$187,905	$140,054	$1,687,271

(1)	Includes construction to permanent residential and commercial real estate loans.

The following table sets forth, at December 31, 2003, the dollar amount of loans contractually due after December 31, 2004 and whether such loans have fixed interest rates or adjustable interest rates. Adjustable rate loans in the table below refer to loans in which the interest rate is subject to adjustment prior to the loan’s final maturity dates.

	Due After December 31, 2004
	Fixed	Adjustable	Total
	(in thousands)
Real estate loans:
One- to four- family	$745,943	$234,955	$980,898
Construction (1)	18,071	31,571	49,642
Commercial and multi-family	42,815	257,427	300,242

Total real estate loans	806,829	523,953	1,330,782
Commercial loans	55,873	94,050	149,923
Consumer loans	64,921	72,942	137,863

Total loans	$927,623	$690,945	$1,618,568

(1)	Includes construction to permanent residential and commercial real estate loans.

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

A designated individual may approve all first and second mortgages secured by the borrower’s primary residence with an aggregate indebtedness up to $750,000. Amounts above $750,000 are presented to loan committee for approval. Amounts above $1.00 million require the approval of the Executive Committee of the Board of Directors.

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

Loan Originations, Purchases and Sales. The Bank’s lending activities are conducted by its salaried and commissioned loan personnel and through non-bank third-party correspondents. Currently, the Bank uses 16 loan originators who solicit and originate mortgage loans on behalf of the Bank. These loan originators accounted for approximately 98.80% of the adjustable-rate and fixed-rate mortgage loans originated by the Bank in 2003. Loan originators are compensated by a commission that is based on product, mortgage type, and new or existing customer relationship. The commission currently ranges from 20 to 60 basis points of the loan amount. All loans originated by the loan originators are underwritten in conformity with the Bank’s loan underwriting policies and procedures. At December 31, 2003, the Bank serviced $78.62 million of loans for others.

From time to time when market conditions are favorable, the Bank will purchase loans, primarily secured by one- to four-family residential properties located outside of the Bank’s primary market area, usually in Fairfield County, Connecticut or in Massachusetts. Purchased loans are underwritten according to the Bank’s own underwriting criteria and procedures and are generally purchased without the accompanying servicing rights. Amounts outstanding related to loan purchases totaled $16.26 million and $30.45 million at December 31, 2003 and 2002, respectively.

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

The following table presents total loans originated, sold, purchased and repaid during the periods indicated.

	For the Year Ended December 31,
	2003	2002	2001
	(in thousands)
Loans at beginning of year	$1,556,739	$1,436,371	$1,007,458

Originations:
Real estate:
One- to four- family	348,786	287,281	226,876
Construction (1)	109,705	111,845	90,364
Commercial and multi-family	50,476	60,746	51,381

Total real estate loans	508,967	459,872	368,621
Commercial	106,104	115,261	110,032
Consumer	82,717	70,408	45,818

Total loans originated	697,788	645,541	524,471
Loans acquired from First Federal	—	—	279,956
Fair market adjustment for loans acquired from First Federal	—	—	4,699
Amortization of fair market adjustment for loans acquired from First Federal	(769)	(1,213)	(497)

Total loans originated and purchased	697,019	644,328	808,629

Deduct:
Principal loan repayments and prepayments	559,423	517,887	371,305
Loan sales	5,501	4,201	6,976
Charge-offs	1,235	1,781	1,131
Transfers to other real estate owned	328	91	304

Total deductions	566,487	523,960	379,716

Net increase in loans	130,532	120,368	428,913

Loans at end of year	$1,687,271	$1,556,739	$1,436,371

(1)	Includes construction to permanent residential and commercial real estate loans.

Loan Commitments. The Bank issues loan commitments to prospective borrowers on the condition that certain events occur. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. At December 31, 2003, the Bank had loan commitments and unadvanced loans and lines of credit totaling $242.30 million.

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

The Bank charges loan origination fees which are calculated as a percentage of the amount borrowed. As required by applicable accounting principles, loan origination fees, discount points and certain loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. At December 31, 2003, the Bank had $1.26 million of net deferred loan fees. The Bank amortized approximately $145,000 of net deferred loan fees during the year ended December 31, 2003.

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

On January 1, 1995, the Bank adopted SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118 “Accounting by Creditors for Impairment of a Loan—an amendment to SFAS No. 114.” At December 31, 2003, 2002 and 2001, the Bank had a recorded investment in impaired loans of $6.43 million, $2.89 million and $7.68 million, respectively, for which an additional allowance for loan losses of $395,000, $80,000 and $157,000, respectively, were required.

At December 31, 2003, the Bank’s largest nonperforming loan relationship was a commercial business relationship with four loans totaling $4.22 million. A forbearance agreement has been executed which requires scheduled loan paydowns through June 2004. No specific allocations have been made to the allowance for loan losses for these loans, as the estimated collateral value exceeds the principal balance.

The following table sets forth information regarding nonperforming loans and other real estate owned at the dates indicated.

	At December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Nonperforming loans:
One- to four- family real estate	$404	$833	$1,272	$485	$501
Commercial and multi-family real estate	778	788	2,601	3,685	10,513
Commercial (1)	5,015	1,165	3,262	2,529	454
Consumer	236	108	544	222	17

Total nonperforming loans	6,433	2,894	7,679	6,921	11,485
Other real estate owned	112	—	84	125	604

Total nonperforming assets	$6,545	$2,894	$7,763	$7,046	$12,089

Total nonperforming loans as a percentage of total loans	0.38%	0.19%	0.53%	0.69%	1.21%
Total nonperforming assets as a percentage of total assets	0.25%	0.11%	0.32%	0.50%	0.98%

(1)	Nonperforming commercial business loans increased $3.85 million from December 31, 2002 to December 31, 2003, due to four loans totaling $4.22 million to one borrower that were placed on nonaccrual status during December 2003. A forbearance agreement has been executed which requires scheduled loan paydowns through June 2004. In January 2004, two commercial real estate loans totaling $1.59 million were placed on nonaccrual status. One loan for $807,000 was reported as 60 days past due at December 31, 2003. The second loan for $778,000 was reported as 90 days past due and still accruing at December 31, 2003 and therefore is included in December 31, 2003 nonperforming loans. No specific allocations have been made to the allowance for loan losses for these loans, as the estimated collateral value of all such loans exceeds the principal balance.

Interest income that would have been recorded for the years ended December 31, 2003, 2002 and 2001 had nonaccruing loans been current according to their original terms amounted to approximately $104.000, $136,000 and $446,000, respectively. For the years ended December 31, 2003, 2002 and 2001, interest income on impaired loans of approximately $56,000, $111,000 and $79,000, respectively, were recognized.

The following tables set forth the delinquencies in the Bank’s loan portfolio as of the dates indicated. All loans noted as 90 days or more past due in the tables below were still accruing interest at December 31, 2003, 2002 and 2001, respectively.

	At December 31, 2003				At December 31, 2002
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(dollars in thousands)
Real estate loans:
One- to four- family	4	$280	6	$291	1	$72	5	$527
Commercial and multi-family	3	1,302	1	778	—	—	1	395

Total real estate loans	7	1,582	7	1,069	1	72	6	922
Commercial loans	7	311	2	42	2	9	3	313
Consumer loans	18	56	46	174	25	153	34	108

Total	32	$1,949	55	$1,285	28	$234	43	$1,343

Delinquent loans to total loans		0.12%		0.08%		0.02%		0.09%

	At December 31, 2001
	60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(dollars in thousands)
Real estate loans:
One- to four- family	4	$660	6	$727
Commercial and multi- family	3	740	—	—

Total real estate loans	7	1,400	6	727
Commercial loans	7	783	7	217
Consumer loans	54	476	59	160

Total	68	$2,659	72	$1,104

Delinquent loans to total loans		0.19%		0.08%

Real Estate Owned. Other real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned until sold. When property is acquired, it is recorded at fair value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition are expensed. At December 31, 2003, the Bank had $112,000 of other real estate owned consisting of one residential property.

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

Due to the inherent imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank’s analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and maintains an unallocated allowance for loan losses. The amount of the unallocated allowance was $3.05 million at December 31, 2003 compared to $3.24 million at December 31, 2002. As a percentage of the allowance for loan losses, the unallocated was 18.44% of the total allowance for loan losses at December 31, 2003 and 20.04% of the total allowance for loan losses at December 31, 2002.

The Bank uses three separate methods to estimate the allowance for loan losses and then uses a weighted average formula to estimate the final allowance for loan losses. The Bank uses a portfolio segmentation method, a risk rating method, and a historical method for estimating the allowance for loan losses. The Bank’s weighting factors for these three methods were 45%, 45% and 10%, respectively for 2002 and 2003. The historical method-weighting factor was reduced during 2001 from 20% as it has consistently and substantially produced a lower reserve amount than the other two methods and management believes less emphasis should be placed on this method given the economic environment at December 31, 2003.

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

The following table presents an analysis of the Bank’s allowance for loan losses at and for the years indicated.

	At or For the Year Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Allowance for loan losses, beginning of year	$16,172	$15,228	$11,694	$10,617	$10,585

Acquisition of First Federal Savings and Loan Association of East Hartford	—	—	2,174	—	—
Charged-off loans:
One- to four- family real estate	25	16	327	84	110
Commercial and multi-family real estate	40	—	102	14	790
Commercial	701	1,066	488	244	337
Consumer (2)	469	699	214	91	123

Total charged-off loans	1,235	1,781	1,131	433	1,360

Recoveries on loans previously charged off:
One- to four- family real estate	125	24	123	153	55
Commercial and multi-family real estate (1)	37	904	82	80	98
Commercial	67	121	256	26	96
Consumer	102	176	30	51	43

Total recoveries	331	1,225	491	310	292

Net loans charged-off	904	556	640	123	1,068

Provision for loan losses	1,275	1,500	2,000	1,200	1,100

Allowance for loan losses, end of year	$16,543	$16,172	$15,228	$11,694	$10,617

Net loans charged-off to average gross loans	0.05%	0.04%	0.06%	0.01%	0.12%
Allowance for loan losses to total loans	0.98	1.04	1.06	1.16	1.12
Allowance for loan losses to nonperforming loans	257.16	558.81	198.31	168.96	92.44
Net loans charged-off to allowance for loan losses	5.46	3.44	4.20	1.05	10.06
Recoveries to charge-offs	26.80	68.78	43.41	71.59	21.47

(1)	During the fourth quarter of 2002, the Bank received $6.03 million to pay off its two largest nonperforming loans. The proceeds were applied to pay off the remaining balances of $4.83 million, record recoveries of previously charged off amounts of $734,000 and record interest income not previously accrued of $468,000.
(2)	Increase in consumer loan charge-offs in 2002 and 2003 is primarily due to indirect auto loans acquired from First Federal.

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

	At December 31,
	2003			2002			2001
	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(dollars in thousands)
Real estate	$11,790	71%	81%	$11,000	68%	80%	$9,450	62%	80%
Commercial	4,079	25	11	4,288	27	12	4,474	29	12
Consumer	674	4	8	884	5	8	1,304	9	8

Total allowance for loan losses	$16,543	100%	100%	$16,172	100%	100%	$15,228	100%	100%

	At December 31,
	2000			1999
	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(dollars in thousands)
Real estate	$6,221	53%	78%	$5,198	49%	78%
Commercial	4,470	38	14	4,473	42	14
Consumer	1,003	9	8	946	9	8

Total allowance for loan losses	$11,694	100%	100%	$10,617	100%	100%

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

The Company’s investment policy divides investments into two categories, fixed income and equity portfolios. The primary objective of the fixed income portfolio is to maintain an adequate source of liquidity sufficient to meet regulatory and operating requirements, and to safeguard against deposit outflows, reduced loan amortization and increased loan demand. The fixed income portfolio primarily includes debt issues, including mortgage-backed and asset-backed securities, as well as collateralized mortgage obligations. Substantially all of the Company’s mortgage-backed securities are issued or guaranteed by agencies of the U.S. Government. Accordingly, they carry lower credit risk than mortgage-backed securities of a private issuer. The vast majority of the collateralized mortgage obligations are issued or guaranteed by agencies of the U.S. Government. Accordingly, they carry lower credit risk than collateralized mortgage obligations of a private issuer. Collateralized mortgage obligations, due to their inherent structure, may carry more prepayment risk than mortgage-backed securities. Asset-backed securities are typically collateralized by the cash flow from a pool of auto loans, credit card receivables, consumer loans and other similar obligations.

The Company’s investment policy permits the Company to be a party to financial instruments with off-balance sheet risk in the normal course of business in order to manage interest rate risk. The Company’s derivative position is reviewed by the Investment Committee on a quarterly basis. The investment policy authorizes the Company to be involved in and purchase various types of derivative transactions and products including interest rate swap, cap and floor agreements investment conduits. At December 31, 2003 and 2002, the Company was not party to any interest rate swap, cap or floor arrangements.

The marketable equity securities portfolio has the objective of producing capital appreciation through long-term investment, with safety of principal and prudent risk taking. The total market value of the marketable equity securities portfolio, excluding FHLB stock, is limited by the investment policy to 50% of the Bank’s Tier 1 capital. At December 31, 2003, the marketable equity securities portfolio totaled $1.00 million, or 0.55%, of the Bank’s Tier 1 capital. At December 31, 2003, the net unrealized gains associated with the marketable equity securities portfolio were $0. During the third quarter of 2003, the Company substantially liquidated its marketable equity securities portfolio.

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” requires that investments be categorized as “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as held to maturity and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as held to maturity. The Company had no securities classified as held to maturity at December 31, 2003, 2002 and 2001. Debt and equity securities held for current resale are classified as trading securities. These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. The Company does not currently use or maintain a trading account. Debt and equity securities not classified as either held to maturity or trading securities are classified as available for sale. These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of stockholders’ equity.

On a quarterly basis, the Company reviews available for sale investment securities with unrealized depreciation for six consecutive months and other securities with unrealized depreciation on a judgmental basis to assess whether the decline in fair value is temporary or other than temporary. The Company judges whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons. Once the estimated reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. Unrealized losses which are not expected to reverse in the near term are charged to operations. In accordance with this policy, during the years ended December 31, 2003 and 2002 the Company recorded other than temporary impairment charges of $359,000 and $1.49 million, respectively. The 2003 charge is for one equity security and one investment in a limited partnership. The charge for the equity investment was computed using the closing price of the security as of the date of impairment. The equity security impaired is publicly traded. The impairment charge for the limited partnership was equal to the difference between the carrying value of the investment and the fair value of the Company’s share of the partner’s capital as calculated by the partnership at the date of impairment. The limited partnership is not publicly traded. The 2002 charge was computed using the closing prices of the securities as of the date of impairment. The securities impaired during 2002 were publicly traded. There were no material unrecognized impairment losses as of December 31, 2003 and 2002.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category at December 31, 2003. All of the securities with gross unrealized losses have been in a continuous unrealized loss position for less than 12 months.

	Gross Unrealized Losses	Market Value
U.S. Government and agency obligations	$57	$153,205
Municipal obligations	—	23,919
Corporate securities	—	48,781
Mortgage-backed securities	204	228,384
Collateralized mortgage obligations	2,567	197,595
Asset-backed securities	105	66,042
Common stock and mutual funds	26	5,385
Other equity securities	—	1,258

Total	$2,959	$724,569

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

	At December 31,
	2003		2002		2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Debt securities:
Asset-backed securities	$65,041	$66,042	$91,370	$93,676	$23,907	$25,208
U.S. Government and agency obligations	149,252	153,205	156,466	164,580	180,106	183,813
Municipal obligations	22,650	23,919	23,357	23,978	23,717	23,194
Corporate securities	47,009	48,781	63,209	66,143	53,138	55,420

Total	283,952	291,947	334,402	348,377	280,868	287,635

Equity securities:
Marketable equity securities	1,000	1,000	17,427	21,753	26,349	37,670
Debt mutual funds	4,411	4,385	9,249	9,267	23,872	23,886
Other equity securities	1,258	1,258	1,388	1,388	992	992

Total	6,669	6,643	28,064	32,408	51,213	62,548

Total debt and equity securities	290,621	298,590	362,466	380,785	332,081	350,183

Mortgage-backed securities:
Mortgage-backed securities	226,126	228,384	205,569	210,409	147,901	149,750
Collateralized mortgage obligations	198,441	197,595	247,236	250,428	257,581	258,601

Total mortgage-backed securities	424,567	425,979	452,805	460,837	405,482	408,351

Total investment securities	$715,188	$724,569	$815,271	$841,622	$737,563	$758,534

At December 31, 2003, the Company did not own any debt, equity or mortgage-backed securities of a single issuer, other than securities guaranteed by the U.S. Government or its agencies, which had an aggregate book value in excess of 10% of the Company’s capital at that date.

The following presents the activity in the available for sale investment securities and mortgage-backed securities portfolios for the periods indicated.

	For the Year Ended December 31,
	2003	2002	2001
	(in thousands)
Mortgage-backed and asset-backed securities (1):
Mortgage-backed and asset-backed securities, beginning of year	$554,513	$433,559	$114,039
Purchases:
Asset-backed securities	—	104,427	—
Mortgage-backed securities	119,976	117,599	17,403
Collateralized mortgage obligations	150,458	61,385	—
Sales:
Collateralized mortgage obligations	(18,582)	(15)	(75,033)
Asset-backed securities	(15,013)	(34,592)	(2,149)
Repayments and prepayments	(284,733)	(129,803)	(91,129)
Asset-backed securities called prior to maturity	(1,000)	—	(3,014)
Mortgage-backed and asset-backed securities acquired from First Federal	—	—	472,923
Increase (decrease) in net premium	(5,673)	(4,215)	(1,408)
Change in unrealized net gain on securities	(7,925)	6,168	1,927

Net increase in mortgage-backed and asset-backed securities	(62,492)	120,954	319,520

Mortgage-backed and asset-backed securities, end of year	492,021	554,513	433,559

Investment securities (1):
Investment securities, beginning of year	287,109	324,975	194,042
Purchases	114,933	134,234	88,197
Sales	(57,187)	(142,405)	(67,387)
Maturities and calls	(101,816)	(26,151)	(24,468)
Other than temporary impairment of investment securities	(359)	(1,493)	(4,076)
Investment securities acquired from First Federal	—	—	139,570
(Decrease) increase in net premium	(1,086)	(1,263)	304
Change in unrealized net gain on securities	(9,046)	(788)	(1,207)

Net (decrease) increase in investment securities	(54,561)	(37,866)	130,933

Investment securities, end of year	232,548	287,109	324,975

Total mortgage-backed, asset-backed and investment securities, end of year	$724,569	$841,622	$758,534

(1)	Available for sale securities are presented at market value. For purposes of this schedule, collateralized mortgage obligations are included in mortgage-backed securities.

The following table presents certain information regarding the carrying value, weighted average coupon yields and maturities of the Company’s debt securities at December 31, 2003.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(dollars in thousands)
Available for sale securities:
U.S. Government and agency obligations	$34,215	4.37%	$110,628	3.33%	$8,362	5.87%	$—	—%	$153,205	3.70%
Municipal obligations	—	—	—	—	554	5.06	23,365	5.66	23,919	5.65
Corporate securities	13,239	5.66	33,340	6.86	2,202	6.00	—	—	48,781	6.50
Mortgage-backed securities	—	—	76,880	4.27	33,799	4.74	117,705	5.67	228,384	5.06
Collateralized mortgage obligations	—	—	12,628	7.14	10,896	6.06	174,071	4.41	197,595	4.68
Asset-backed securities	—	—	50,475	5.37	15,567	4.61	—	—	66,042	5.19

Total debt securities at fair value	$47,454	4.73%	$283,951	4.53%	$71,380	5.09%	$315,141	4.97%	$717,926	4.79%

Cash Surrender Value of Life Insurance. In 2001, the Bank purchased $20.00 million of Bank Owned Life Insurance (“BOLI”). The Bank purchased these policies for the purpose of protecting itself against the cost/loss due to the death of key employees and to offset the Bank’s future obligations to its employees under various retirement and benefit plans. On August 31, 2001, the Bank acquired $20.36 million of BOLI as a result of the acquisition of First Federal. The total value of BOLI at December 31, 2003 was $46.15 million. The Bank recorded income from BOLI of $2.35 million and $2.41 million for the years 2003 and 2002, respectively.

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

The Bank believes it offers competitive interest rates on its deposit products. The Bank determines the rates paid based on a number of factors, including rates paid by competitors, the Bank’s need for funds and cost of funds, borrowing costs and movements of market interest rates. While certificate accounts in excess of $100,000 are accepted by the Bank, and may receive preferential rates, the Bank does not actively seek such deposits as they are more difficult to retain than core deposits. The Bank does not utilize brokers to obtain deposits and at December 31, 2003, had no brokered deposits.

Upon the completion of the Conversion, the Bank established a special “liquidation account” for the benefit of eligible account holders and in an amount equal to the equity of the Bank less any subordinated debt approved as bona fide capital of the Bank, as of the date of its latest statement of condition contained in the final prospectus used in connection with the Conversion. The date was September 30, 1999, and the amount established was $117.6 million. The liquidation account, which totaled $36.44 million and $42.58 million at December 31, 2003 and 2002, respectively, is reduced annually by an amount proportionate to the decrease in eligible deposit accounts. Eligible account holders continuing to maintain deposit accounts at the Bank are entitled, on a complete liquidation of the Bank after the Conversion, to an interest in the liquidation account prior to any payment to the stockholders of the Bank. The Bank’s retained earnings are substantially restricted with respect to payment of dividends to stockholders due to the liquidation account. The liquidation account will terminate on the tenth anniversary of the consummation date of the Conversion.

The following table presents the deposit activity of the Bank for the periods indicated.

	For the Year Ended December 31,
	2003	2002	2001
	(in thousands)
Beginning balance	$1,595,979	$1,590,938	$933,370

Increase (decrease) before interest credited	(12,761)	(29,253)	620,980
Interest credited	23,074	34,294	36,588

Net increase	10,313	5,041	657,568

Ending balance	$1,606,292	$1,595,979	$1,590,938

At December 31, 2003, the Bank had $80.40 million in certificate of deposit accounts in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(in thousands)
Three months or less	$13,689	1.72%
Over 3 months through 6 months	12,806	1.71
Over 6 months through 12 months	16,342	2.40
Over 12 months	37,561	4.67

Total	$80,398	3.24%

The following table presents information concerning average balances and weighted average interest rates for the periods indicated.

	For the Year Ended December 31,
	2003			2002			2001
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(dollars in thousands)
Savings accounts	$399,049	25.1%	0.42%	$381,540	24.0%	1.05%	$268,162	23.2%	1.80%
Money market accounts	216,181	13.6	1.05	192,872	12.1	1.93	113,883	9.9	3.15
NOW accounts	227,479	14.3	0.31	211,276	13.3	0.53	150,693	13.0	0.70
Certificates of deposits	608,668	38.3	2.98	686,683	43.2	3.71	542,888	47.0	4.99
Demand deposits	137,581	8.7	—	118,078	7.4	—	80,142	6.9	—

Total	$1,588,958	100.0%	1.43%	$1,590,449	100.0%	2.16%	$1,155,768	100.0%	3.15%

Certificates of Deposit by Rates and Maturities. The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2003.

	Period Maturity from December 31, 2003				Total at December 31,
	Less than One Year	One to Two Years	Two to Three Years	Over Three Years	2003	2002	2001
	(in thousands)
0.00-2.00%	$286,385	$20,564	$2,808	$119	$309,876	$173,706	$8,569
2.01-4.00%	54,573	14,337	110	47,408	116,428	209,540	241,805
4.01-5.00%	15,434	953	16,214	46,013	78,614	117,343	199,390
5.01-6.00%	8,347	3,433	21,511	459	33,750	86,930	142,390
6.01-7.00%	9,028	32,966	2,564	58	44,616	55,675	144,791
7.01-8.00%	—	7	—	—	7	7	6

Total	$373,767	$72,260	$43,207	$94,057	$583,291	$643,201	$736,951

Borrowings. The Bank may use advances from the FHLB of Boston to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Boston functions as a central reserve bank providing credit for savings banks and certain other member financial institutions. As a member of the FHLB of Boston, the Bank is required to own capital stock in the FHLB of Boston and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At

December 31, 2003, the Bank had the ability to borrow a total of approximately $736.45 million from the FHLB of Boston. Of the total maximum borrowing capacity, the Bank had $540.73 million outstanding as of December 31, 2003. In accordance with generally accepted accounting principles, the Bank recorded the FHLB advances acquired from First Federal at the-then market value on the date of acquisition. The bank recorded an adjustment of $9.47 million to record the advances at market value. The Bank is amortizing this premium on a level yield basis over the remaining lives of the advances. The unamortized premium at December 31, 2003 was $2.60 million.

Federal banking laws and regulations prohibit a bank from paying interest on commercial checking accounts. However, the Bank offers to its commercial customers a transactional repurchase agreement, a form of non-deposit borrowing by the Bank, that is designed as a mechanism to offer business customers the functional equivalent of a commercial checking account that pays interest. This account, overseen by an outside agent, is not a FDIC-insured deposit account, but is backed by a security interest in U.S. Government and agency securities at a ratio of 1.10 to 1.00 or higher. At December 31, 2003, the Bank had such accounts with balances aggregating $122.08 million backed by a security interest of $178.26 million, or a ratio of 1.46 to 1.00.

The following table presents certain information regarding the Bank’s FHLB advances and short-term borrowed funds at the dates or for the periods indicated.

	At or For the Year Ended December 31,
	2003	2002	2001
	(dollars in thousands)
Average balance outstanding:
Federal Home Loan Bank advances	$555,223	$477,042	$235,440
Short-term borrowed funds	119,385	116,318	110,823
Maximum amount outstanding at any month-end during the period:
Federal Home Loan Bank advances	571,825	562,901	457,033
Short-term borrowed funds	125,357	124,315	125,866
Balance outstanding at end of period:
Federal Home Loan Bank advances	540,735	528,889	457,033
Short-term borrowed funds	123,049	121,052	117,180
Weighted average interest rate during the period:
Federal Home Loan Bank advances	4.35%	4.92%	5.20%
Short-term borrowed funds	0.66	1.41	2.60
Weighted average interest rate at end of period:
Federal Home Loan Bank advances	4.26	4.65	5.01
Short-term borrowed funds	0.64	0.90	1.77

Subsidiary Activities

The following are descriptions of the Bank’s wholly owned subsidiaries, which are indirectly owned by the Company.

SBM, Ltd. SBM, Ltd., a Connecticut corporation, was organized to acquire, hold and dispose of real estate acquired through foreclosure. At December 31, 2003, SBM, Ltd. held no properties and had no assets.

923 Main, Inc. 923 Main, a Connecticut corporation, was incorporated for the purpose of maintaining an ownership interest in a third party registered broker-dealer, Infinex Financial Group (“Infinex”). Infinex maintains an office at the Bank and offers to customers a complete range of nondeposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. The Bank receives a portion of the commissions generated by Infinex from sales to customers. For the years ended December 31, 2003 and 2002, the Bank received fees of $1.51 million and $1.64 million, respectively, through its relationship with Infinex.

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

SBM Charitable Foundation, Inc.

During 2000, the Bank funded and formed SBM Charitable Foundation, Inc. (the “New Foundation”), a not-for-profit organization in connection with the conversion. This foundation, which is not a subsidiary of the Bank, provides grants to not-for-profit organizations and municipalities within the communities that the Bank serves. The New Foundation was funded with a contribution of 832,000 common shares, with a cost basis and fair market value of $8.32 million at the date of contribution and transfer, or an amount equal to 8% of the common stock sold in the Conversion. In 1998, the Bank contributed marketable equity securities with a fair market value of $700,000 and $3.0 million, respectively, at the date of contribution and transfer to the Savings Bank of Manchester Foundation, Inc. (the “Old Foundation”), also a not-for-profit organization. In 2001, the Old Foundation was merged into the New Foundation, with the New Foundation being the surviving entity. At December 31, 2003, the New Foundation had assets of approximately $41.54 million, consisting primarily of common stock of the Company.

The New Foundation will remain independent from NHSB after the closing of the merger between NHSB and SBM. The New Foundation will continue to provide grants to not-for-profit organizations and municipalities within the communities in Central and Eastern Connecticut.

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

Assessments. Connecticut banks may be required to pay annual assessments to the Connecticut Department of Banking to fund the Department’s operations. The general assessments are paid pro-rata based upon a bank’s asset size. The assessments paid by the Bank for the years ended December 31, 2003 and 2002 were $46,000 and $74,000, respectively.

Enforcement. Under Connecticut law, the Commissioner has extensive enforcement authority over Connecticut banks and, under certain circumstances, affiliated parties, insiders, and agents. The Commissioner’s enforcement authority includes cease and desist orders, fines, receivership, conservatorship, removal of officers and directors, emergency closures, dissolution and liquidation.

Federal Regulations

Capital Requirements. Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as the Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

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

Investment Activities

Since the enactment of the FDICIA, all state-chartered FDIC insured banks, including savings banks, have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The FDICIA and the FDIC permit exceptions to these limitations. For example, state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ National Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the BIF. The FDIC has adopted revisions to its regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Bank received grandfathered authority from the FDIC in March 1993 to invest in listed stocks and/or registered shares. The maximum permissible investment is 100% of Tier 1 capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Connecticut law, whichever is less. Such grandfathered authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control. As of December 31, 2003, the Bank had $1.00 million of securities which were held under such grandfathering authority. The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) specifies that a nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2003, the Bank was a “well capitalized” institution.

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

Insurance of Deposit Accounts

The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial condition consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for insurance fund deposits currently range from 0 basis points for the strongest institution to 27 basis points for the weakest. BIF members are also required to assist in the repayment of bonds issued by the Financing Corporation in the late 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation. For 2003, the total FDIC assessment was $258,000. The FDIC is authorized to raise the assessment rates. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

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

Federal Reserve System

The FRB regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $45.4 million or less (which may be adjusted by the FRB) the reserve requirement is 3%; and for amounts greater than $45.4 million, 10% (which may be adjusted by the FRB between 8% and 14%), against that portion of total transaction accounts in excess of $45.4 million. The first $6.6 million of otherwise reservable balances (which may be adjusted by the FRB) are exempted from the reserve requirements. The Bank is in compliance with these requirements.

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in the FHLB of Boston in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Boston, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Boston stock at December 31, 2003 of $27.04 million. At December 31, 2003, the Bank had $540.73 million in FHLB of Boston advances.

The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB of Boston advances increased, the Bank’s net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks’ funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. For the years ended December 31, 2003 and 2002, cash dividends from the FHLB of Boston to the Bank amounted to approximately $936,000 and $1.13 million, respectively. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the FHLB stock held by the Bank.

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

To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the FRB), the Bank must qualify as a Qualified Thrift Lender (“QTL”). To qualify as a QTL, the Bank must maintain compliance with the test for a “domestic building and loan association,” as defined in the Internal Revenue Code, or with a QTL Test. Under the QTL Test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. As of December 31, 2003 the Bank maintained in excess of 84% of its portfolio assets in qualified thrift investments. The Bank also met the QTL test in each of the last 12 months and, therefore, met the QTL Test.

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

Federal Securities Laws

Upon the completion of the Conversion in March 2000, the Company’s common stock became registered with the SEC under the Exchange Act. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

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

FEDERAL AND STATE TAXATION OF INCOME

Federal Income Taxation

General. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company and the Bank in the same manner as to other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank’s federal income tax returns have been either audited or closed under the statute of limitations through tax year 1999. For its 2003 tax year, the Bank’s maximum federal income tax rate was 35%.

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

Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $19.0 million of the Bank’s accumulated bad debt reserves would not be recaptured into taxable income unless the Bank makes a “non-dividend distribution” to the Company as described below.

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

In May 1998, the State of Connecticut enacted legislation permitting the formation of passive investment companies (“PICs”) by financial institutions. This legislation exempts qualifying PICs from the Connecticut corporation business tax and excludes dividends paid from a PIC from the taxable income of the parent financial institution. The Company established a PIC in January 1999 and eliminated its state income tax expense effective December 31, 1998 through December 31, 2003.

Item 2. Properties.

Properties

The Company and the Bank currently conduct their business through their main office located in Manchester, Connecticut, and 27 other full-service banking offices. The Company and the Bank believe that their facilities are adequate to meet their present and immediately foreseeable needs.

Location	Leased, Licensed or Owned	Original Year Leased or Acquired		Date of Lease/ License Expiration
Main Branch and Executive Office: 923 Main Street Manchester, CT 06040	Owned	1932		—
Branch Offices: 285 East Center Street Manchester, CT 06040	Leased	1956		2006
220 North Main Street Manchester, CT 06040	Leased	1970		2005
344 West Middle Turnpike Manchester, CT 06040	Owned	2001	(2)	—
214 Spencer Street Manchester, CT 06040	Leased	2001	(2)	2015
1065 Main Street East Hartford, CT 06108	Leased	2001	(2)	2010
950 Silver Lane East Hartford, CT 06108	Leased	2001	(2)	2011
955 Sullivan Avenue South Windsor, CT 06074	(1)	1965		2010
481 Buckland Road South Windsor, CT 06074	Leased	2001	(2)	2011

Location	Leased, Licensed or Owned	Original Year Leased or Acquired		Date of Lease/ License Expiration
Eastford Center, County Road Eastford, CT 06242	Leased	1985		2004
122A Prospect Hill Road East Windsor, CT 06088	Leased	1985		2004
6 Storrs Road Mansfield, CT 06250	Leased	1986		2005
200 Merrow Road Tolland, CT 06084	Leased	1989		2004
1320 Manchester Road Glastonbury, CT 06033	(1)	1987		2007
2510 Main Street Glastonbury, CT 06033	Owned	2001	(2)	—
902 Main Street South Glastonbury, CT 06073	Leased	2001	(2)	2005
435 Hartford Turnpike Vernon, CT 06066	Leased	1988		2008
35 Talcottville Road Vernon, CT 06066	Leased	2001	(2)	2007
1078 N. Main Street Dayville (Killingly), CT 06241	Leased	1990		2005

Location	Leased, Licensed or Owned	Original Year Leased or Acquired		Date of Lease/ License Expiration
Route 66 Columbia, CT 06237	Owned	1991		—
1671 Boston Turnpike Coventry, CT 06238	Leased	1993		2008
Route 31 & Stonehouse Road Coventry, CT 06238	Leased	2001	(2)	2004
596 Middle Turnpike Storrs, CT 06268	Owned	1995		—
49 Hazard Avenue Enfield, CT 06082	Leased	1995		2007
2133 Poquonock Avenue Windsor, CT 06095	Leased	1996		2006
38 Wells Road Wethersfield, CT 06109	Leased	1996		2008
55 South Main Street West Hartford, CT 06107	Leased	1997		2006
175 West Road Ellington, CT 06029	Leased	2001	(2)	2007
Drive/Walk in facility: Annex - Maple Street Manchester, CT 06040	Owned	2001	(2)	—

Location	Leased, Licensed or Owned		Original Year Leased or Acquired		Date of Lease/ License Expiration
ATM Facilities:
Rt.6 Andover, CT 06232	Leased		1974		2004
700 Burnside Ave. East Hartford, CT 06108	Leased		1966		2004
1 Main Street East Hartford, CT 06118	Leased		1975		2005
60 Bidwell Street Manchester, CT 06040	Licensed	(4)	1990		(4)
Buckland Hills Mall Manchester, CT 06040	Leased		1992		2004
469 Hartford Rd Manchester, CT 06040	Leased		1970		2006
71 Haynes Street Manchester, CT 06040	Licensed	(4)	1989		(4)
317 Highland Street Manchester, CT 06040	Leased		2001	(2)	2004
241 West Middle Turnpike Manchester, CT 06040	(1)		1983		2013
62 Buckland Street Manchester, CT 06040	Leased		1990		2004

Location	Leased, Licensed or Owned		Original Year Leased or Acquired	Date of Lease/ License Expiration
31 Union Street Rockville, CT 06066	Licensed	(4)	1995	(4)
Route 195 Storrs, CT 06268	Leased		2002	2007
Administrative Offices:
469 Hartford Road Manchester, CT 06040	Leased		1970	2006
50-56 Cottage Street Manchester, CT 06040	Owned		1986	—
935 Main Street Manchester, CT 06040	Owned		(3)	—
935 Main Street Units B102 & B102A Manchester, CT 06040	Leased		1997	2006
945 Main Street Unit 305 Manchester, CT 06040	Owned		1997	—
945 Main Street Unit 309 Manchester, CT 06040	Owned		1998	—
903 Main Street Manchester, CT 06040	Owned		2001	—
35-43 Oak Street Manchester, CT 06040	Owned		1995	—
681 Main Street Plantsville, CT 06479	Leased		1997	2004

(1)	The Bank owns the building and leases the land and only owns the building as long as the lease is in effect.
(2)	The Bank acquired these properties on August 31, 2001 from First Federal.
(3)	The Bank owns seventeen commercial condominiums, which were all acquired at various times between 1990 and 2000 and are used for administrative offices.
(4)	The Bank maintains a license to possess the property. Generally, the holder of a license has less property rights than the possessor of a leasehold interest. The license has no expiration date.

Personnel

As of December 31, 2003, the Bank had 424 full-time employees and 100 part-time employees, none of whom is represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

The Company’s Common Stock has been traded on the NASDAQ National Market under the symbol “SBMC” since the Company’s initial public offering closed on March 1, 2000 and the Common Stock began trading on March 2, 2000. The initial offering price was $10.00 per share. The following table sets forth the high and low closing prices (such prices reflect interdealer prices, without retail markup, markdown or commissions and may not necessarily represent actual transactions) of the Common Stock from January 1, 2002 to December 31, 2003, as reported by NASDAQ and any dividends that the Company paid in the respective period.

Quarter ended	Cash Dividend Paid	High	Low
March 31, 2002	$0.13	$28.94	$25.50
June 30, 2002	0.13	33.64	27.80
September 30, 2002	0.14	37.70	28.40
December 31, 2002	0.16	40.80	33.90

March 31, 2003	$0.18	$43.83	$38.45
June 30, 2003	0.18	44.00	37.56
September 30, 2003	0.18	51.30	40.61
December 31, 2003	0.18	51.79	51.50

As of March 5, 2004, the Company had approximately 3,899 stockholders of record.

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

Item 6. Selected Consolidated Financial Data.

The Company has derived the following selected consolidated financial and other data in part from the consolidated financial statements and notes appearing elsewhere in this Form 10-K. The Company acquired First Federal on August 31, 2001. First Federal’s results are included in the amounts below for periods after August 31, 2001 which significantly affects the comparability of period to period results.

	At December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Selected Consolidated Financial Data:
Total assets	$2,587,806	$2,547,542	$2,446,424	$1,403,311	$1,227,798
Cash and cash equivalents	49,108	25,264	122,624	64,797	26,678
Loans, net (2)	1,670,728	1,540,567	1,421,143	995,764	938,340
Securities held to maturity:
Mortgage-backed securities	—	—	—	—	25,474
Other investment securities	—	—	—	—	20,586

Total securities held to maturity	—	—	—	—	46,060

Securities available for sale:
Mortgage-backed securities	228,384	210,409	149,750	80,223	16,204
Collateralized mortgage obligations	197,595	250,428	258,601	—	—
U.S. Government and agency
obligations	153,205	164,580	183,813	85,254	81,328
Common stock and mutual funds (3)	5,385	31,020	61,556	49,144	50,545
Other securities	140,000	185,185	104,814	93,460	33,777

Total securities available for sale	724,569	841,622	758,534	308,081	181,854

Deposits	1,606,292	1,595,979	1,590,938	933,370	906,591
Short-term borrowed funds	123,049	121,052	117,180	106,493	95,814
Advances from Federal Home Loan Bank	543,335	533,890	465,355	100,000	84,000
Stockholders’ equity	263,833	251,560	235,374	232,539	123,223
Premises and equipment, net	15,480	17,793	19,348	13,197	14,436
Nonperforming assets (1) (4)	6,545	2,894	7,763	7,046	12,089

	For the Year Ended December 31,
	2003	2002	2001	2000		1999
	(in thousands, except per share data)
Selected Operating Data:

Total interest and dividend income	$128,810	$140,566	$115,387	$95,092		$78,834
Total interest expense	48,108	59,908	51,932	43,842		37,374

Net interest income	80,702	80,658	63,455	51,250		41,460
Provision for loan losses	1,275	1,500	2,000	1,200		1,100

Net interest income after provision for loan losses	79,427	79,158	61,455	50,050		40,360

Noninterest income:
Gains on sales of securities, net	5,666	2,703	481	445		1,372
Other than temporary impairment of investment securities	(359)	(1,493)	(4,076)	—		—
Increase in cash surrender value of life insurance	2,347	2,407	1,032	—		—
Service charges and fees	15,422	12,902	9,556	7,649		5,866
Other	2,226	2,507	2,004	2,175		2,168

Total noninterest income	25,302	19,026	8,997	10,269		9,406

Noninterest expense (7)	62,831	59,609	51,313	49,277		36,586

Income before provision for income taxes	41,898	38,575	19,139	11,042		13,180
Provision for income taxes	14,468	12,626	6,375	3,659		4,426

Net income	$27,430	$25,949	$12,764	$7,383		$8,754

Diluted earnings per share (5)	$2.54	$2.40	$1.19	$0.59	(6)	n/a
Cash dividends declared per share (5)	$0.72	$0.43	$0.42	$—		n/a
Cash dividends paid per share (5)	$0.72	$0.56	$0.29	$—		n/a

	At or For the Year Ended December 31,
	2003	2002	2001	2000	1999
Selected Operating Ratios and Other Data (8):
Performance Ratios:
Average yield on interest-earning assets	5.35%	6.05%	6.89%	7.39%	7.22%
Average rate paid on interest-bearing liabilities	2.24	2.88	3.63	4.11	3.81
Average interest rate spread (9)	3.11	3.17	3.26	3.28	3.41
Net interest margin (10) (11)	3.36	3.49	3.81	4.00	3.82
Interest-earning assets to interest- bearing liabilities	112.85	112.28	117.73	121.03	111.92
Net interest income after provision for loan losses to noninterest expense	126.41	132.80	119.76	101.57	110.32
Noninterest expense as a percentage of average assets	2.45	2.41	2.91	3.65	3.18
Return on average assets	1.07	1.05	0.72	0.55	0.76
Return on average equity	10.72	10.43	5.50	3.59	7.53
Ratio of average equity to average assets	9.99	10.06	13.19	15.24	10.11
Dividend payout ratio (12)	27.00	17.28	36.96	—	—

Regulatory Capital Ratios:
Leverage capital ratio	7.19	7.57	6.63	12.82	9.10
Total risk-based capital ratio (2)	12.04	12.78	10.85	19.63	13.96

Asset Quality Ratios (2):
Nonperforming loans as a percentage of total loans (13)	0.38	0.19	0.53	0.69	1.21
Nonperforming assets as a percentage of total assets (1)	0.25	0.11	0.32	0.50	0.98
Allowance for loan losses as a percentage of total loans	0.98	1.04	1.06	1.16	1.12
Allowance for loan losses as a percentage of nonperforming loans and troubled debt restructurings	257.16	558.81	198.31	168.96	92.44
Net loans charged-off to average interest-earning loans	0.05	0.04	0.06	0.01	0.12

Full service offices at end of period	28	28	28	23	23

(1)	Nonperforming assets consist of nonperforming loans, troubled debt restructurings, and other real estate owned.
(2)	Loans are stated at their principal amounts outstanding, net of deferred loan fees.
(3)	During 2003, the Bank sold substantially all of its common stock portfolio.
(4)	In December 2003, a $4.22 million commercial loan relationship was placed on nonaccrual status. A forbearance agreement has been executed which requires scheduled loan paydowns through June 2004. In January 2004, two commercial real estate loans totaling $1.59 million were placed on nonaccrual status. One loan for $807,000 was reported as 60 days past due at December 31, 2003. The second loan for $778,000 was reported as 90 days past due and still accruing at December 31, 2003 and therefore is included in December 31, 2003 nonperforming loans. The estimated collateral value of all such loans exceeds the outstanding principal balance of the loans.
(5)	Earnings per share and cash dividends declared and paid per share are not applicable for periods prior to the Conversion.
(6)	This figure is for the ten month period from March 1, 2000 through December 31, 2000 due to the Conversion.
(7)	2003 amount includes $4.11 million of expenses related to the merger with NHSB.
(8)	Asset quality and total risk-based capital ratios are end of period ratios. Except for end of period ratios, all ratios are based on average daily balances during the indicated periods.
(9)	Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.
(10)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(11)	Fully taxable-equivalent yields are calculated assuming a 35% federal income tax rate.
(12)	Dividend payout ratio is calculated using date of dividend declaration. During 2002, the Company changed its dividend declaration date to the first month following a quarter-end. If the 2002 ratio were to include the dividend declared January 21, 2003 the ratio for 2002 to would be 24.47%.
(13)	Nonperforming loans include loans on nonaccrual status, loans 90 days past due and still accruing interest and troubled debt restructurings.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and related Notes appearing elsewhere in this form 10-K.

General

The Company has only one subsidiary, The Savings Bank of Manchester. The Bank’s results of operations depend primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Bank also generates noninterest income primarily from fees charged on customers’ accounts and fees earned on activities such as investment services provided through a third party registered broker-dealer. Gains on sales of securities are another source of noninterest income. The Bank’s noninterest expenses primarily consist of employee compensation and benefits, occupancy expense, advertising and other operating expenses. The Bank’s results of operations are also affected by general economic and competitive conditions, notably changes in market interest rates, government policies and regulations. The Bank exceeded all of its regulatory capital requirements at December 31, 2003.

Acquisition of First Federal

On August 31, 2001, the Company completed its acquisition of First Federal in a transaction accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of First Federal are reflected in the Company’s consolidated balance sheets at December 31, 2003 and December 31, 2002, and the results of operations of First Federal since August 31, 2001 are included in the consolidated statements of operations for the years ended December 31, 2003, December 31, 2002 and December 31, 2001, as required by the purchase method of accounting.

Pending Merger with The New Haven Savings Bank

On July 16, 2003, the Company announced it entered into an Agreement and Plan of Merger with The New Haven Savings Bank. The Company’s stockholders will receive $52.00 in cash in exchange for each share of the Company’s common stock held. If the transaction closes after March 31, 2004, the merger price is subject to increase based on the Company’s earnings less dividends paid from that date to the end of the month preceding the closing date of the merger. As a condition precedent to the merger, NHSB will convert from a Connecticut-chartered mutual savings bank to a Connecticut-chartered stock savings bank and simultaneously form a holding company. The transaction is subject to the approval of the stockholders of the Company, for which a stockholder meeting has been scheduled for March 30, 2004. NHSB expects to close the transaction as soon as practicable following the stockholders’ meeting.

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

Income Taxes. The Company has not provided for Connecticut state income taxes since December 31, 1998 since it has a passive investment company (PIC) as permitted by Connecticut law. The Company believes it complies with the state PIC requirements and that no state taxes are due from December 31, 1998 through December 31, 2003.

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

Comparison of Financial Condition at December 31, 2003 and 2002

Total assets increased $40.27 million, or 1.58%, to $2.59 billion at December 31, 2003 as compared to $2.55 billion at December 31, 2002. The increase was primarily due to a $130.16 million increase in net loans and a $23.85 million increase in cash and cash equivalents partially offset by a $117.05 million decrease in securities. The increase in loans was primarily due to real estate loans, as one- to four-family mortgages increased $73.83 million and construction, commercial and multi-family mortgages increased $38.29 million. The increase in cash and cash equivalents was primarily due to an increase in deposits in late December 2003. The decrease in securities was mainly due to management’s strategy of funding loan growth through the proceeds from payoffs and sales of securities rather than through additional FHLB advances. The growth in assets was primarily funded by an increase in deposits of $10.31 million and an increase in advances from FHLB of $9.45 million. Stockholders’ equity increased $12.27 million, primarily due to net income for the period and the exercise of stock options inclusive of tax benefits, partially offset by the purchase of treasury stock, the declaration of dividends and a reduction in accumulated other comprehensive income.

Deposits totaled $1.61 billion at December 31, 2003, an increase of $10.31 million, or 0.65%, compared to $1.60 billion at December 31, 2002. The deposit growth reflects an increase in nonmaturity deposits partially offset by a decrease in certificates of deposit. Nonmaturity deposits (savings, money market, NOW and demand deposit accounts) increased $70.22 million, while certificates of deposits decreased $59.91 million. The Bank shifted its marketing focus starting in 2002 to obtain nonmaturity deposit accounts to take advantage of their lower cost of funds when compared to certificates of deposits. In addition, the Bank continues to market a short-term commercial transactional repurchase agreement (“repo”) account to commercial businesses. These repo accounts increased $2.00 million, or 1.65%, during 2003. Advances from Federal Home Loan Bank increased $9.45 million, or 1.77%, from $533.89 million in 2002, to $543.34 million at December 31, 2003. These funds were primarily used to fund real estate loan growth.

Nonperforming assets totaled $6.55 million at December 31, 2003 compared to $2.89 million at December 31, 2002, representing a increase of $3.66 million, or 126.64%. Nonperforming commercial business loans increased $3.85 million, due to four loans totaling $4.22 million to one borrower that were placed on nonaccrual status during December 2003. A forbearance agreement has been executed which requires scheduled loan paydowns through June 2004. In January 2004, two commercial real estate loans totaling $1.59 million were placed on nonaccrual status. One loan for $807,000 was reported as 60 days past due at December 31, 2003. The second loan for $778,000 was reported as 90 days past due at December 31, 2003 and therefore is included in December 31, 2003 nonperforming loans. No specific allocations have been made to the allowance for loan losses for these loans as the estimated collateral value of all such loans exceeds the principal balance of the loans. Nonperforming loans as a percentage of gross loans increased to 0.38% at December 31, 2003 from 0.19% at December 31, 2002. Nonperforming assets as a percentage of total assets increased to 0.25% at December 31, 2003 from 0.11% at December 31, 2002. Other real estate owned increased $112,000, or 100.00%, to $112,000 as the Bank owns one residential foreclosed property as of December 31, 2003.

Total capital increased $12.27 million, or 4.88%, to $263.83 million at December 31, 2003 compared to $251.56 million at December 31, 2002. The increase was primarily due to net income for the period and the exercise of stock options inclusive of tax benefits, partially offset by the purchase of treasury stock, the declaration of dividends and a reduction in accumulated other comprehensive income.

Comparison of Operating Results for the Years Ended December 31, 2003 and 2002

Net Income. Net income for the year ended December 31, 2003 was $27.43 million compared to net income of $25.95 million for the prior year, an increase of $1.48 million, or 5.70%. Earnings per diluted share for the year ended December 31, 2003 were $2.54 based on 10.81 million weighted average shares outstanding, compared to earnings per diluted share for the prior year of $2.40 based on 10.79 million weighted average shares outstanding. During the year ended December 31, 2003, the Company recorded $5.67 million of net gains from securities transactions and a charge of $359,000 for other than temporary impairment of investment securities. During the year ended December 31, 2002, the Company recorded $2.70 million of net gains from securities transactions and a charge of $1.49 million for other than temporary impairment of investment securities. The Company also incurred $4.11 million of in expenses related to the merger with NHSB during 2003.

Net Interest Income. Net interest income increased $44,000, or 0.05%, to $80.70 million for 2003 from $80.66 million for 2002. The increase was primarily due to a lower cost of funds on interest-bearing liabilities and a higher volume of loans partially offset by lower yields on loans and investments.

Interest and dividend income decreased $11.76 million, or 8.37%, to $128.81 million for 2003 from $140.57 million for 2002. The average yield on interest earning assets decreased 70 basis points from 6.05% in 2002 to 5.35% in 2003, primarily due to a decrease in market interest rates. Interest income on loans decreased $3.37 million, or 3.34%, to $97.61 million for 2003 compared to $100.98 million for 2002. The decrease was primarily due to a 79 basis point decrease in the average yield on loans primarily due to a lower interest rate environment, partially offset by a $146.02 million increase in the average balance of loans outstanding. The increase in the average balance of loans was primarily in residential and commercial real estate loans. Interest and dividend income from investment securities and other interest-bearing assets decreased $8.39 million, or 21.19%, to $31.20 million for 2003 compared to $39.59 million for 2002. The decrease in interest and dividend income from investment securities and other interest-bearing assets was due to a decrease in investment securities yields and average balances. Investment and other interest-bearing asset yields decreased 70 basis points in 2003 as compared to 2002 due to a decrease in market interest rates. Average balances of investment securities and other interest-bearing assets decreased $65.28 million, or 7.85%, to $765.93 million for the year ended December 31, 2003. The decrease in securities was mainly due to management’s strategy of funding loan growth through proceeds from payoffs and sales of securities rather than through additional FHLB advances.

Interest expense decreased $11.80 million, or 19.70%, to $48.11 million for 2003 from $59.91 million for 2002. Interest expense on deposits and escrow decreased $11.46 million primarily due to lower rates of 75 basis points and lower average balance of $17.14 million. The lower average balances were primarily due to the maturity of certificates of deposit, and the lower rates were due to a decrease in market interest rates. Interest expense on short-term borrowed funds represented by commercial transactional repurchase agreements decreased primarily due lower rates of 75 basis points. Interest expense on FHLB advances increased $520,000 primarily due to higher average balances of $75.19 million, partially offset by lower rates of 57 basis points. The average cost of funds for the Company decreased 64 basis points from 2.88% in 2002 to 2.24% in 2003, mainly due to lower market interest rates.

Provision for Loan Losses. The provision for loan losses was $1.28 million for 2003 compared to $1.50 million for 2002. The allowance for loan losses was 0.98% of total loans and 257.16% of nonperforming loans at December 31, 2003 compared to 1.04% and 558.81%, respectively, at December 31, 2002. The decrease in provision is due to an improved economic outlook during 2003 and entering into 2004. The reduction in the allowance for loan losses to nonperforming loans ratio was due to the placement on nonaccrual status of four loans totaling $4.22 million to one borrower in December 2003. A forbearance agreement has been executed which requires scheduled loan paydowns through June 2004. No specific allocations have been made to the allowance for loan losses for these loans as the estimated collateral value exceeds the principal balance of the loans.

Noninterest Income. Noninterest income increased $6.27 million or 32.95% to $25.30 million for 2003 as compared to $19.03 million for 2002. The increase in noninterest income was primarily due to increases in gains from sales of securities and service charges and fees. Gains on sales of securities increased $2.97 million from the prior year. During the third quarter of 2003, the Company substantially liquidated its marketable equity securities portfolio. Service charges and fees increased $2.52 million as compared to the prior year primarily due to increases in checking account, merchant services and commercial real estate loan prepayment fees. Checking account fees increased $1.73 million primarily due to increases in uncollected and nonsufficient funds fees. Merchant services fees increased $513,000 as the Bank continues to grow its merchant portfolio. Commercial mortgage real estate loan prepayment fees increased $349,000 as commercial mortgage borrowers refinanced into lower interest rate loans.

Noninterest Expense. Noninterest expense increased $3.22 million, or 5.40%, to $62.83 million for 2003 from $59.61 million for 2002. The increase in noninterest expense for 2003 was primarily due to merger-related expenses and higher salaries and employee benefits partially offset by lower amortization of other intangible assets, fees and services, marketing and furniture and equipment expenses.

The Company incurred $4.11 million in expenses related to the pending merger with NHSB during 2003. These expenses included professional fees and other merger-related fees. Salaries increased $236,000, or 1.15%, mainly due to employee salary and bonus increases partially offset by higher deferral of costs related to the origination of residential real estate loans. Employee benefits increased $3.66 million, or 31.85%, from $11.49 million for the year ended December 31, 2002 to $15.15 million for the year ended December 31, 2003. The increase was due to an increase in pension expense of $1.20 million, increased restricted stock expense of $981,000, increased ESOP expense of $747,000 due to a higher average stock price and an increase in cost of nonqualified benefit plans of $474,000.

Amortization of other intangible assets decreased $2.35 million, or 59.80%, during 2003. In conjunction with the 2001 acquisition of First Federal, the Bank recorded an intangible asset for noncompete agreements with former First Federal executives. The agreements were amortized over their twelve-month term through the third quarter of 2002.The reduction in amortization is solely due to the full amortization of the noncompete agreements. Fees and services decreased $925,000 from $7.19 million for 2002 to $6.27 million for 2003. The decrease in fees and services was primarily due to a decrease in information technology and investment consulting. Marketing expenses decreased $561,000 as the bank reduced its image advertising. Furniture and equipment expenses decreased primarily to lower depreciation as certain assets became fully depreciated in late 2002.

Provision for Income Taxes. The provision for income taxes increased $1.84 million, or 14.57%, to $14.47 million for 2003 from $12.63 million for 2002. The effective tax rates were 34.53% for 2003 and 32.73% for 2002. The Bank increased its provision for income taxes in the fourth quarter of 2003 due to the nondeductibility of certain expenses.

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

Loan related fees increased $698,000 over the prior year mainly due to commercial mortgage prepayment penalties, late charges and reduced amortization of mortgage servicing rights. For each commercial mortgage loan originated, the Bank typically will include a prepayment clause that would require the borrower to pay a prepayment fee if the borrower repays the loan prior to maturity. Depending on the original term of the loan, these clauses typically range from 5 to 10 years from the date of origination. During 2002, primarily in the fourth quarter, commercial mortgages totaling $18.66 million were prepaid by the borrower. In all cases, the Bank granted new loans with market interest rates and terms including additional prepayment provisions. These refinancings decreased the rate on these mortgages from 8.08% to 6.21%, or a decrease of 187 basis points. Fees of $325,000 were collected and recorded as income in relation to these loan repayments. Management believes that if the Bank had chosen not to modify these interest rates, the majority of the borrowers would have paid the prepayment penalty and left the Bank. Debit and credit card fees increased $452,000 year primarily due to the First Federal acquisition.

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

Fees and services increased $1.47 million from $5.72 million for 2001 to $7.19 million for 2002. Within fees and services, several areas had increased costs. Consulting fees increased $376,000 primarily due to the hiring of outside information systems consultants. Programming and software licensing fees increased $307,000 as the Bank continues to upgrade its software programs. Debit card expenses increased $207,000 as more debit card transactions were processed. Investment consulting fees increased $192,000 as the Bank’s portfolio grew due to the acquisition of First Federal. Director fees increased $142,000 primarily due to the addition of two former First Federal directors to the Bank Board and one former First Federal director to the Holding Company Board, as well as more committee meetings.

Amortization of other intangible assets increased $1.95 million, or 98.48%, during 2002. Due to the acquisition of First Federal, the Company recorded other intangible assets for noncompete agreements with former First Federal executives and a core deposit intangible. The noncompete agreement intangible amortized four months during 2001 and eight months in 2002, as it was amortized on a straight-line basis over its term of twelve months. The core deposit intangible amortized four months in 2001 and twelve months in 2002, as it is being amortized on a straight line basis over its estimated life of eight years.

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

Provision for Income Taxes. The provision for income taxes increased $6.25 million, or 97.96%, to $12.63 million for 2002 from $6.38 million for 2001. The effective tax rates were 32.73% for 2002 and 33.31% for 2001. The slight decrease in effective rate is primarily due to certain tax-advantaged assets acquired from First Federal, including municipal bonds and bank owned life insurance. The increase in tax expense is due to an increase in taxable income.

Average balances, Interest and Average Yields/Costs

The following table presents certain information for the years indicated regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the years indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the years presented. Average balances were derived from average daily balances. The yields and rates include fees which are considered adjustments to yields.

	For the Year Ended December 31,
	2003			2002			2001
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(dollars in thousands)
Interest-earning assets:
Loans (1) (6) (7):
Real estate	$1,329,787	$79,083	5.95%	$1,211,503	$81,317	6.71%	$914,824	$66,802	7.30%
Consumer	136,516	7,487	5.48	121,522	8,052	6.63	95,133	7,228	7.60
Commercial (5)	186,607	11,081	5.94	173,860	11,653	6.70	151,267	12,391	8.19

Total loans (5)	1,652,910	97,651	5.91	1,506,885	101,022	6.70	1,161,224	86,421	7.44

Mortgage-backed securities (2)	197,961	8,524	4.31	131,189	7,860	5.99	104,200	6,792	6.52
Collateralized mortgage obligations (2)	218,682	8,591	3.93	224,268	11,633	5.19	115,979	6,111	5.27
Investment securities (2)(5):
U.S. Government and agency obligations	101,524	5,034	4.96	164,452	7,434	4.52	95,861	5,509	5.75
Municpal obligations	23,071	1,653	7.16	23,606	1,684	7.13	9,899	703	7.10
Corporate securities	54,360	2,832	5.21	58,430	3,591	6.15	51,638	3,848	7.45
Common stock and mutual funds	18,700	620	3.32	34,789	1,400	4.02	39,301	1,464	3.73
Other equity securities	1,332	7	0.53	1,092	8	0.73	701	3	0.43
Asset-backed securities	71,169	3,148	4.42	102,553	4,610	4.50	27,104	1,986	7.33
Other interest-bearing assets:
Federal Home Loan Bank stock	30,691	936	3.05	30,783	1,135	3.69	15,227	824	5.41
Federal funds sold	48,439	505	1.04	60,050	1,037	1.73	61,492	2,300	3.74

Total interest-earning assets (5)	2,418,839	$129,501	5.35%	2,338,097	$141,414	6.05%	1,682,626	$115,961	6.89%

Noninterest-earning assets assets	141,541			134,865			77,981

Total assets	$2,560,380			$2,472,962			$1,760,607

	For the Year Ended December 31,
	2003			2002			2001
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW accounts	$227,479	$695	0.31%	$211,276	$1,115	0.53%	$150,693	$1,055	0.70%
Savings and money market accounts	615,230	3,938	0.64	574,412	7,720	1.34	382,045	8,420	2.20
Certificates of deposit	608,668	18,160	2.98	686,683	25,459	3.71	542,888	27,113	4.99
Escrow deposits	13,859	209	1.51	10,013	167	1.67	7,332	211	2.88

Total interest-bearing deposits	1,465,236	23,002	1.57	1,482,384	34,461	2.32	1,082,958	36,799	3.40
Short-term borrowed funds	119,385	783	0.66	116,318	1,644	1.41	110,823	2,882	2.60
Advances from Federal Home Loan Bank	558,833	24,323	4.35	483,641	23,803	4.92	235,440	12,251	5.20

Total interest-bearing liabilities	2,143,454	$48,108	2.24%	2,082,343	$59,908	2.88%	1,429,221	$51,932	3.63%

Noninterest-bearing liabilities	161,066			141,729			99,224

Total liabilities	2,304,520			2,224,072			1,528,445
Stockholders’ equity	255,860			248,890			232,162

Total liabilities and stockholders’ equity	$2,560,380			$2,472,962			$1,760,607

Net interest-earning assets	$275,385			$255,754			$253,405

Net interest income (5)		$81,393			$81,506			$64,029

Interest rate spread (3)(5)			3.11%			3.17%			3.26%
Net interest margin (4)(5)			3.36%			3.49%			3.81%
Ratio of interest-earning assets to interest-bearing liabilities			112.85%			112.28%			117.73%
Taxable-equivalent adjustments
Loans		$42			$44			$62
Investment securities		649			804			512

Total		$691			$848			$574

(1)	Balances are net of undisbursed proceeds of construction loans in process and include nonperforming loans.
(2)	Yields are calculated on amortized cost and exclude the impact of unrealized gains and losses on available for sale securities.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents fully taxable-equivalent net interest income as a percentage of average interest-earning assets.
(5)	Fully taxable-equivalent yields are calculated assuming a 35% federal income tax rate.
(6)	Interest on nonperforming loans has been included only to the extent reflected in the Consolidated Statements of Income.
(7)	Includes amortization of net deferred loan fees (net of costs) of $145,000, $110,000 and $157,000 in 2003, 2002 and 2001, respectively.

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

	2003 Compared to 2002				2002 Compared to 2001
	Increase (Decrease) Due to				Increase (Decrease) Due to
	(in thousands)
	Rate	Volume	Rate/Vol	Net	Rate	Volume	Rate/Vol	Net
Interest-earning assets:
Loans:
Real estate	$(9,268)	$7,939	$(905)	$(2,234)	$(5,398)	$21,664	$(1,751)	$14,515
Consumer	(1,387)	993	(171)	(565)	(925)	2,005	(256)	824
Commercial	(1,329)	854	(97)	(572)	(2,252)	1,851	(337)	(738)

Total loans	(11,984)	9,786	(1,173)	(3,371)	(8,575)	25,520	(2,344)	14,601
Mortgage-backed securities	(2,211)	4,001	(1,126)	664	(549)	1,759	(142)	1,068
Collateralized mortgage obligations	(2,823)	(290)	71	(3,042)	(95)	5,706	(89)	5,522
Investment securities and other interest-earning assets	(750)	(5,393)	(21)	(6,164)	(3,996)	11,571	(3,313)	4,262

Total interest-earning assets	(17,768)	8,104	(2,249)	(11,913)	(13,215)	44,556	(5,888)	25,453

Interest-bearing liabilities:
Deposits:
NOW accounts	(470)	86	(36)	(420)	(260)	424	(104)	60
Savings and money market accounts	(4,043)	549	(288)	(3,782)	(3,285)	4,240	(1,655)	(700)
Certificates of deposit	(4,971)	(2,892)	564	(7,299)	(6,985)	7,181	(1,850)	(1,654)
Escrow deposits	(16)	64	(6)	42	(89)	77	(32)	(44)

Total deposits	(9,500)	(2,193)	234	(11,459)	(10,619)	11,922	(3,641)	(2,338)
Short-term borrowed funds	(881)	43	(23)	(861)	(1,316)	143	(65)	(1,238)
Advances from Federal Home Loan Bank	(2,753)	3,701	(428)	520	(664)	12,915	(699)	11,552

Total interest-bearing liabilities	(13,134)	1,551	(217)	(11,800)	(12,599)	24,980	(4,405)	7,976

(Decrease) increase in net interest income	$(4,634)	$6,553	$(2,032)	$(113)	$(616)	$19,576	$(1,483)	$17,477

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

The Bank’s primary investing activities are: (1) originating residential one-to four-family mortgage loans and, to a lesser extent, commercial business and real estate loans, multi-family loans, single-family construction loans, home equity loans and lines of credit and consumer loans and (2) investing in mortgage-backed securities, collateralized mortgage obligations, asset-backed securities, U.S. Government and agency obligations, corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposit growth and FHLB of Boston advances. During the years ended December 31, 2003 and 2002, the Bank’s loan originations and purchases, net of repayments totaled $138.03 million and $125.68 million, respectively. During the years ended December 31, 2003 and 2002, the Bank purchased securities classified as available for sale of $385.37 million and $417.65 million, respectively. The Bank experienced a net increase in total deposits of $10.63 million and $7.08 million for the years ended December 31, 2003 and 2002, respectively, primarily as a result of retail and commercial programs designed to attract deposits. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. Proceeds from sales of loans totaled $5.70 million, maturities, calls and sales of securities totaled $199.26 million, principal payments on mortgage-backed securities and collateralized mortgage obligations totaled $284.73 million and net FHLB advances were $11.85 million respectively, for the year ended December 31, 2003. Proceeds from sales of loans, maturities totaled $4.41 million, calls and sales of securities totaled $205.87 million, principal payments on mortgage-backed securities and collateralized mortgage obligations totaled $129.80 million and net FHLB advances were $71.86 million respectively, for the year ended December 31, 2002. The Bank closely monitors its liquidity position on a daily basis. If the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances and through repurchase agreement borrowing facilities.

Certificates of deposit that are scheduled to mature in one year or less from December 31, 2003 totaled $373.77 million. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. Occasionally, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank’s historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Bank has a non-contributory defined benefit pension plan (the “Pension Plan”) covering substantially all employees. The benefits are based on years of service and average compensation as defined in the Pension Plan. The Company’s policy is to contribute annually the amount necessary to satisfy the requirements of the Employee Retirement Income Security Act of 1974.

Pension expense for the Pension Plan was $2.87 million and $1.67 million for the years ended December 31, 2003 and 2002, respectively, and is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on our Pension Plan assets of 8.50% each year. In developing the expected long-term rate of return assumption, the Bank evaluated input from its actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. The Bank anticipates that its investment managers will continue to generate long-term returns of at least 8.50%. The Bank regularly reviews its asset allocation and periodically rebalances the Bank’s investments when considered appropriate. The Bank continues to believe that 8.50% is a reasonable long-term rate of return on the Pension Plan assets. The pension plan assets had an investment return of 17.22% for the year ended December 31, 2003. The Bank will continue to evaluate its actuarial assumptions, including the expected rate of return, at least annually, and will adjust as necessary.

The Bank bases its determination of pension expense or income on a market-related valuation of assets which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a four-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Since the market-related value of assets recognizes gains or losses over a four-year period, the future value of assets will be impacted as previously deferred gains or losses are recorded.

The discount rate that the Bank utilizes for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased from 6.50% at December 31, 2002 to 6.00% at December 31, 2003. Based on an expected rate of return on its Pension Plan assets of 8.50%, a discount rate of 6.00% and various other assumptions, the Bank estimates that its pension expense/(income) for the Pension Plan will approximate $1.98 million, $20,000 and ($82,000) in 2004, 2005 and 2006, respectively. These estimates assume that the Pension Plan’s benefit accruals are frozen March 1, 2004 due to the pending merger with NHSB. Future actual pension expense will depend on future investment performance, changes in future discount rates, the actual effective date of any plan freeze and various other factors related to the populations participating in the Bank’s Pension Plan.

Lowering the expected long-term rate of return on the Bank’s Pension Plan assets by 0.50% (from 8.50% to 8.00%) would have increased the Bank’s pension expense for 2003 by approximately $151,000. Lowering the discount rate and the salary increase assumptions by 0.50% would have increased the Bank’s pension expense for 2003 by approximately $149,000.

The value of the Bank’s Pension Plan assets has increased from $25.97 million at December 31, 2002 to $29.90 million at December 31, 2003. Declining discount rates, benefit accruals and interest on the benefit obligations have further increased the underfunded status of the Bank’s Pension Plan, net of benefit obligations, from $19.01 million at December 31, 2002 to $24.23 million at December 31, 2003. Due to the recent reductions in the funded status of the Bank’s Pension Plan, the Bank believes that, based on its actuarial assumptions, the Bank will be required to continue to make cash contributions to its Pension Plan.

During 2003, the Bank contributed $2.16 million to the Pension Plan which was the minimum required for the 2002 plan year. During 2004, the Bank expects to contribute $3.00 million to the Pension Plan which is the minimum required for the 2003 plan year. In the absence of significant changes, it is estimated that the minimum required contribution for the 2004 plan year would be $2.13 million, including an estimated additional funding charge of $1.75 million. The estimated increase in the minimum required contribution takes into account the phase-in of investment losses experienced by the Pension Plan, and assumes that the Pension Plan’s benefit accruals are frozen by June 30, 2004 due to the pending merger with NHSB.

The Bank also has supplemental retirement agreements with certain officers and outside directors. The benefit obligation as of December 31, 2003 is $10.45 million and is unfunded.

The Bank must satisfy various regulatory capital requirements administered by the federal banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2003, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $180.85 million, or 7.19% of average quarterly assets, which is above the required level of $100.68 million, or 4.00%, and total risk-based capital of $197.39 million, or 12.04% of risk weighted assets, which is above the required level of $131.19 million, or 8.00%. The Bank is considered “well capitalized” under regulatory guidelines.

Off Balance Sheet Arrangements and Contractual Obligations

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments included commitments to extend credit of approximately $242.30 million and $270.53 million as of December 31, 2003 and 2002, respectively, and standby letters of credit of approximately $7.07 million and $4.78 million as of December 31, 2003 and 2002, respectively. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments.

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

As of December 31, 2003, the Company’s contractual obligations by payment due period were (in thousands):

Contractual Obligations	2004	2005	2006	2007	2008	Thereafter	Total
FHLB advances	$192,000	$116,000	$57,000	$18,000	$53,056	$104,679	$540,735
Operating leases	1,247	1,017	798	566	384	991	5,003

Total contractual obligations	$193,247	$117,017	$57,798	$18,566	$53,440	$105,670	$545,738

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

The Bank’s investment policy authorizes it to be a party to financial instruments with off-balance sheet risk in the normal course of business to reduce its exposure to fluctuations in interest rates. All counter-parties must be pre-approved by the Bank’s Executive Committee and reported to its Investment Committee. At December 31, 2003 the Bank had no derivative instruments.

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

The table below sets forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods using balance sheet simulation. The simulation uses projected repricing of assets and liabilities at December 31, 2003 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments. Prepayment rates can have a significant impact on the Company’s balance sheet simulation. Because of the large percentage of loans, collateralized mortgage obligations and mortgage-backed securities held by the Company, rising or falling interest rates have a significant impact on the prepayment speeds of the Company’s earning assets, which in turn effect the Company’s rate sensitivity position. When open-market interest rates rise, prepayments tend to slow. When open-market interest rates fall, prepayments tend to rise. The Company’s asset sensitivity would be reduced if prepayments slow, and vice versa. While the Bank believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security, collateralized mortgage obligation and loan repayment activity.

	Percentage Change in Estimated Net Interest Income Over
	12 months	24 months
200 basis point increase in rates	(3.09)%	(3.15)%
100 basis point decrease in rates	0.27%	(1.12)%

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

The two hundred basis point and one hundred basis point change in rates in the above table is assumed to occur evenly over the next twelve months. Based on the scenario above, net income would be adversely affected (within the Bank’s internal guidelines) in both the twelve and twenty-four month periods in a rising rate environment. In a declining rate environment net income would be positively affected over the next twelve months and adversely affected over a twenty-four month period. For each percentage point change in net interest income, the effect on net income would be $509,000, assuming a 35% tax rate.

Item 8. Financial Statements and Supplementary Data.

For a listing of consolidated financial statements which are included in this document, see page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

Unless otherwise stated, each individual has held his or her current occupation for the last five years. The age indicated in each individual’s biography is as of December 31, 2003. Unless otherwise noted, the indicated period for service as a director includes service as a director of the Bank. There are no family relationships among the directors except that Mr. Toomey’s niece is married to Mr. Devanney.

A. Paul Berté is a self-employed attorney in Manchester, Connecticut. Mr. Berté is 62 years old and has been a director since 1993.

John D. LaBelle, Jr. is a principal with the law firm of LaBelle, LaBelle, Naab & Horvath, P.C., Manchester, Connecticut. Mr. LaBelle is 54 years old and has been a director since 1991.

Jon L. Norris is the co-owner and operator of Independent Insurance Center, Inc., a full-service insurance agency in which he is also a principal financial partner. Mr. Norris also operates the Norris Corp. Insurance Agency. Mr. Norris is 62 years old and has been a director since 1996.

Laurence P. Rubinow has served as Chairman of the Board of the Bank and the Company since 2000. He is the President and Chief Executive Officer of the law firm of Woodhouse, Rubinow & Macht, P.C., located in Manchester, Connecticut. Mr. Rubinow is the son of Eleanor S. Rubinow, a Director Emeritus of the Bank. Mr. Rubinow is 59 years old and has been a director since 1996.

Gregory S. Wolff has been, since April 2001, a managing member of Wolff-Zackin Financial LLC, a business and wealth management firm located in Vernon, Connecticut. From 1985 to April 2001, Mr. Wolff was chief executive officer of Wolff-Zackin & Associates Inc., an insurance agency. Mr. Wolff is 52 years old and has been a director since 1997.

Richard P. Meduski has served as the President and Chief Executive Officer of the Company since its formation in 1999. From 1988 to October 2001, Mr. Meduski was President and Treasurer of the Bank. Since October 2001, Mr. Meduski has served as Chief Executive Officer and Treasurer of the Bank. Mr. Meduski is 58 years old and has been a director since 1983.

John G. Sommers is the President of Allied Printing Services, Inc., a commercial printing company, located in Manchester, Connecticut. Mr. Sommers is 48 years old and has been a director since 1993.

Thomas E. Toomey is President of T.E. Toomey Construction. Prior to being President of T.E. Toomey Construction, Mr. Toomey was the Executive Vice President of Marketing Specialists, Inc., a marketing firm. Until 1997, he was the President of Toomey DeLong Food Brokers, a wholesale grocer, which no longer operates. Mr. Toomey is 70 years old and has been a director since 1981.

Timothy J. Moynihan is the former President of the Metro Hartford Chamber of Commerce and former director of First Federal Savings and Loan Association of East Hartford, Connecticut, which was acquired by the Company in August 2001. Mr. Moynihan is 62 years old and has been a director of the Company only since 2001.

Timothy J. Devanney is the President of Highland Park Market of Manchester, Inc. and Highland Park Market of Glastonbury, Inc. and a Member of Highland Park Market of Farmington L.L.C., all of which are retail grocery businesses. Mr. Devanney is 51 years old and has been a director since 1999.

Sheila B. Flanagan is a retired attorney and acted as a consultant between 1996 and 1999. Before 1996, she served as in-house counsel to the Massachusetts Mutual Life Insurance Company. Ms. Flanagan serves as Executive Director of SBM Charitable Foundation, Inc. Ms. Flanagan is 63 years old and has been a director since 1987.

Eric A. Marziali has served as the President of United Abrasives, Inc. and SAIT Overseas Trading and Technical Corp., and Vice President of United Abrasives Canada, Inc., all related entities, which manufacture abrasive products, since 1982. Mr. Marziali is 45 years old and has been a director since 1999.

William D. O’Neill is an Adjunct Professor at the College of Engineering at the University of Rhode Island. Before he became an Adjunct Professor, Mr. O’Neill was a consultant to Fuss & O’Neill Inc. and served as its President until June 1999. Fuss & O’Neill is a civil and environmental engineering firm with headquarters in Manchester, Connecticut and offices in Massachusetts, Rhode Island and Vermont. Mr. O’Neill is 65 years old and has been a director since 1998.

Executive Officers Who Are Not Directors

Douglas K. Anderson joined the Bank in 1987 and served full-time as Executive Vice President until 1995, at which time he changed his employment status to part-time in order to become President and Chief Executive Officer of Open Solutions, Inc., a computer software provider, located in Glastonbury, Connecticut and the Bank’s primary computer software provider. In 1999, Mr. Anderson resigned as President and Chief Executive Officer of Open Solutions, Inc. and returned to full-time employment with the Bank. Mr. Anderson is now a director and the President of the Bank, Executive Vice President of the Company and a director of Open Solutions, Inc. Mr. Anderson is 53 years of age.

Charles L. Pike joined the Bank in 1983 and serves as the First Executive Vice President and Senior Loan Officer. Mr. Pike is also a director of the Bank and First Executive Vice President of the Company. Mr. Pike is 60 years of age.

Roger A. Somerville joined the Bank in 1984 as a commercial loan officer. He has been Senior Vice President of Commercial Lending since 1988. Mr. Somerville is 59 years of age.

Michael J. Hartl has been Senior Vice President of the Company since April 2000, and was appointed Chief Financial Officer of the Bank and the Company in November 2000. Prior to joining the Company in 2000, Mr. Hartl was Executive Vice President and Chief Financial Officer of Norwich Financial Corp. Mr. Hartl is 62 years of age.

Audit Committee

The board of directors has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The audit committee, consisting of Mr. Norris (Chairman), Mr. Berté, Mr. Devanney, Mrs. Flanagan and Mr. Moynihan, meets periodically with independent auditors and management to review accounting, auditing, internal control structure and financial reporting matters. This committee met eight times during the year ended December 31, 2003. Each member of the audit committee is independent in accordance with the listing standards of the NASDAQ Stock Market. The board of directors has determined that Mr. Berté is an audit committee financial expert under the rules of the Securities and Exchange Commission. The audit committee acts under a written charter adopted by the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of beneficial securities ownership and changes in beneficial securities ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of the reports it has received and written representations provided to the Company from the individuals required to file the reports, the Company believes that during the year ended 2003, each of its executive officers and directors has complied with applicable reporting requirements for transactions in Company common stock, except for one late Form 4 report filed by each of Messrs. Orenstein, Martin, Anderson, Pike, Meduski, Hartl and Somerville for 157, 471, 1,383, 1,383, 2,453, 408 and 251 shares sold, respectively, and one late Form 4 report filed by Mr. Toomey for 2,000 shares gifted due to administrative error.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics that is designed to ensure that the Company’s principal executive officer, principal financial officer and principal accounting officer or controller meet the highest standards of ethical conduct. The Code of Ethics requires that the Company’s principal executive officer, principal financial officer and principal accounting officer or controller avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest. Under the terms of the Code, the Company’s principal executive officer, principal financial officer and principal accounting officer or controller are required to report any possible violation of the Code.

A copy of the Code of Ethics will be furnished without charge to any person upon written request to Carole L. Yungk, Corporate Secretary, Connecticut Bancshares, Inc., 923 Main Street, Manchester, Connecticut 06040.

Item 11. Executive Compensation

Directors’ Compensation

Fees. Non-employee directors of the Bank each receive an annual retainer of $15,000, $750 for each board meeting attended and $200 for each committee meeting attended. In addition, the Chairman of the Audit Committee receives an annual retainer of $7,500 and the Chairman of the Compensation Committee receives an annual retainer of $2,500. Non-employee directors of the Company receive an annual retainer of $15,000. The Chairman of the Board of the Company receives as sole compensation an annual retainer of $105,000.

Directors’ Consultation Plan. The Bank maintains a post-retirement consultation program for incumbent non-employee directors to ensure the continued availability of its retired directors as consultants to management because of their significant knowledge of and involvement in the Bank’s operations. A director who retires at age 70 with at least 10 years of service receives an annual benefit equal to 50% of the average cash board compensation (retainers and meeting fees) received by the director over the three years preceding retirement. The benefit increases by 5% for each additional year of service with a maximum benefit equal to 100% of final average board compensation payable after 20 years of service. The benefit is payable until the earlier to occur of the tenth anniversary of the director’s retirement or the director’s death. A director with at least 10 years of service may elect to retire before age 70 but after age 65 with a corresponding reduction in the benefit equal to 5% for each year the director’s age is less than age 70. The plan provides that each married retired director is guaranteed at least five annual payments. If a retired director dies before the receipt of at least five annual payments, any remaining payments will be made to the retired director’s surviving spouse to ensure that a minimum of five payments are made. The plan also provides that the surviving spouse of an active director with at least 10 years of service who dies before age 65 receives a benefit payable for five years equal to 50% of the benefit the director would have been eligible to receive had the director attained age 70 before his death, and that the surviving spouse of an active director with at least 10 years of service who dies after attaining age 65 receives a benefit payable for five years equal to 100% of what that director would have received. In the event of a change in control (as defined in the plan), each incumbent director will be deemed retired for purposes of the plan and will receive a lump sum benefit equal to the present value of the normal retirement benefit with each director assumed to have at least 10 years of service.

Executive Compensation

Summary Compensation Table. The following information is furnished for the chief executive officer and the four other highest paid executive officers of the Bank who received salary and bonus of $100,000 or more during the year ended December 31, 2003.

Name and Position	Year	Salary	Bonus (2)	Restricted Stock Awards			Securities Underlying Options/SARs (#)	All Other Compensation (5)(6)(7)(8)
Richard P. Meduski Chief Executive Officer and Treasurer	2003 2002 2001	$456,500 445,000 350,000	$239,700 245,000 195,000	$	— 1,462,500 1,931,106	(3) (4)	— 150,000 —	$133,317 188,676 110,913
Douglas K. Anderson President	2003 2002 2001	$225,000 218,000 192,600	$101,300 105,000 86,700	$	— 825,000 938,287	(3) (4)	— 75,000 —	$65,699 85,367 35,807
Charles L. Pike First Executive Vice President	2003 2002 2001	$253,000 246,999 232,447	$113,900 118,000 83,700	$	— 825,000 1,184,279	(3) (4)	— 75,000 —	$78,458 98,299 41,925
Roger A. Somerville Senior Vice President	2003 2002 2001	$160,300 157,000 147,459	$60,200 62,000 33,300	$	— 150,000 573,944	(3) (4)	— 15,000 —	$39,579 34,852 23,812
Michael J. Hartl Senior Vice President and Chief Financial Officer	2003 2002 2001	$163,300 160,000 147,700	$91,950 63,000 53,250	$	— 243,750 36,500	(3) (4)	— 20,000 —	$41,016 36,143 24,455

(1)	Does not include the aggregate amount of perquisites and other personal benefits, which was less than 10% of The total annual salary and bonus reported.
(2)	Represents board awarded discretionary cash bonus.
(3)	Includes stock awards of 39,000, 22,000, 22,000, 4,000, and 6,500 shares granted to Messrs. Meduski, Anderson, Pike, Somerville and Hartl, respectively, under the Connecticut Bancshares, Inc. 2002 Equity Compensation Plan. The dollar amounts set forth in the table represent the market value on the date of the grant. The awards began vesting in five equal annual installments on October 21, 2003, the first anniversary of the effective date of the awards. When shares become vested and are distributed, the recipients will also receive an amount equal to the accumulated cash and stock dividends (if any) with respect thereto, plus earnings thereon. All awards vest immediately upon termination of employment due to death, disability, or following a change in control. The vesting of awards may also be accelerated upon retirement. As of December 31, 2003, the market value of the stock awards held by Messrs. Meduski, Anderson, Pike, Somerville and Hartl was $1,608,048, $907,104, $907,104, $164,928 and $0, respectively.
(4)	Includes stock awards of 105,814, 51,413, 64,892, 31,449, and 2,000 shares granted to Messrs. Meduski, Anderson, Pike, Somerville and Hartl, respectively, under the Connecticut Bancshares, Inc. 2000 Stock-Based Incentive Plan. The dollar amounts set forth in the table represent the market value on the date of the grant. The awards began vesting in five equal annual installments on January 2, 2002, the first anniversary of the effective date of the awards. Dividends (if any) paid on shares subject to restricted stock awards are distributed to recipients when the dividends are paid. All awards vest immediately upon termination of employment due to death, disability, or following a change in control. The vesting of awards may also be accelerated upon retirement. As of December 31, 2003, the market value of the stock awards held by Messrs. Meduski, Anderson, Pike, Somerville and Hartl was $2,181,431, $1,059,869, $1,337,772, $648,322 and $0, respectively.

(5)	For 2003, consists of employer contributions to the Bank’s 401(k) plan of $6,000, $6,000, $6,000, $6,000 and $6,000 and ESOP allocations with a market value of $30,522, $30,522, $30,522, $30,522 and $30,522, for Messrs. Meduski, Anderson, Pike, Somerville, and Hartl respectively.
(6)	For 2003, includes employer contributions of $9,780, $3,890, $8,490, $3,057 and $4,494 to Messrs. Meduski, Anderson, Pike, Somerville and Hartl, respectively, pursuant to the Bank’s supplemental income agreements. These payments are made to pay premiums on split-dollar life insurance policies the Bank purchased on the lives of Messrs. Meduski, Anderson, Pike, Somerville and Hartl in connection with the supplemental income agreements. Upon the death of Messrs. Meduski, Anderson, Pike, Somerville and Hartl, the Bank expects to retain proceeds from the insurance policies sufficient to cover all prior contributions made to the supplemental income agreements.
(7)	For 2003, includes employer contributions of $7,694, $3,899 and $5,130 credited under the Bank’s 401(k) supplemental executive retirement plan for Messrs. Meduski, Anderson and Pike, respectively.
(8)	For 2003, includes employer contributions of $79,321, $21,658 and $28,316 credited under the Bank’s ESOP supplemental executive retirement plan for Messrs. Meduski, Anderson and Pike, respectively.

Employment Agreements. The Bank and the Company maintain three-year employment agreements with Messrs. Meduski, Anderson, Pike and Somerville. Under the employment agreements, the current salary levels for Messrs. Meduski, Anderson, Pike and Somerville are $465,630, $229,500, $258,060 and $163,506, respectively. On the anniversary of the commencement date of the employment agreements, the term of the employment agreements may be extended for an additional year at the discretion of the Board of Directors. The agreements are terminable by the employers at any time, by each executive if he is assigned duties inconsistent with his initial position, duties, responsibilities and status, or upon the occurrence of certain events specified by applicable regulations. If any executive’s employment is terminated without cause or upon the executive’s voluntary termination following the occurrence of an event described in the preceding sentence, the Bank or the Company would be required to honor the terms of the agreement through the expiration of the current term, including payment of current cash compensation and continuation of employee benefits.

The employment agreements also provide for a severance payment and other benefits in the event of involuntary termination of employment in connection with any change in control of the Bank or the Company. A severance payment also will be provided on a similar basis in connection with a voluntary termination of employment where, after a change in control, an executive is assigned duties inconsistent with his position, duties, responsibilities and status immediately before such change in control.

Even though both the Bank and the Company employment agreements provide for a severance payment if a change in control occurs, the executive would only be entitled to receive a severance payment under one agreement. The executive would also be entitled to receive an additional tax indemnification payment if payments under the employment agreements or any other payments triggered liability under the Internal Revenue Code (the “Code”) as an excise tax constituting “excess parachute payments.” Under applicable law, the excise tax is triggered by change in control-related payments which equal or exceed three times the executive’s average annual compensation over the five years preceding the change in control. The excise tax equals 20% of the amount of the payment in excess of one times the executive’s average compensation over the preceding five-year period.

Payments to the executive under the Bank’s employment agreement are guaranteed by the Company if payments or benefits are not paid by the Bank. Payment under the Company’s employment agreement will be made by the Company. The employment agreements also provide that the Bank and the Company will indemnify the executive to the fullest extent legally allowable.

The employment agreements restrict each executive from competing against the Company or the Bank for a period of one year from the date of termination of the agreement if the executive is terminated without cause, except if such termination occurs after a change in control.

Termination and Release Agreements. Pursuant to the Company’s merger with The New Haven Savings Bank, Messrs. Meduski, Anderson, Pike and Somerville entered into Termination and Release Agreements with the Company, the Bank and The New Haven Savings Bank, dated July 15, 2003 which will provide benefits to the executives in lieu of any rights and payments under their Bank and Company employment agreements and supplemental retirement arrangements. The termination agreements provide that if Messrs. Meduski, Anderson, Pike and Somerville are employed as of the effective date of the merger, they will receive cash payments of $3,256,234, $1,367,156, $1,711,943 and $1,035,497, respectively, as consideration for the termination of (1) their employment agreements with the Bank and the Company, (2) participation by Messrs. Meduski, Anderson and Pike in the Bank’s supplemental executive retirement plan, and (3) supplemental retirement benefit agreements between Messrs. Meduski and Pike and the Bank. The executives and their dependents also will receive 36 months of continued life, health, dental and disability (i.e., health and welfare) benefit coverage, less the executive’s premium share, or a cash payment equal to the present value of such coverage.

Under the Termination and Release Agreements, the executives also agreed to take the following actions between July 15, 2003 and December 31, 2003: (1) exercise all vested non-qualified stock options, including those that vest prior to December 31, 2003, under the Connecticut Bancshares 2000 Stock-Based Incentive Plan, and, for Mr. Somerville, the additional exercise of non-qualified stock options granted under the Connecticut Bancshares 2002 Equity Compensation Plan; and (2) exercise all vested incentive stock options granted under the 2000 Stock-Based Incentive Plan, and, for Mr. Somerville, those granted under the 2002 Equity Compensation Plan, and their subsequent sale in a manner that will constitute a disqualifying disposition under Section 421(b) of the Internal Revenue Code. Messrs. Meduski, Anderson, and Pike also agreed to refrain from exercising any stock options granted to them under the 2002 Equity Compensation Plan. Mr. Somerville further agreed to the accelerated vesting, as of December 31, 2003, of his restricted stock award granted under the 2000 Stock-Based Incentive Plan that would otherwise vest as of January 2, 2004, and to accept payment of his cash bonus for 2003, otherwise scheduled for payment in 2004, as of December 31, 2003.

Payments to the executives under the Termination and Release Agreements are subject to their compliance with Section 280G of the Internal Revenue Code. If these payments constitute “excess parachute payments” under Section 280G, they will be reduced to an amount that is one dollar less than the executive’s maximum payment amount under Section 280G; i.e., the Section 280G Limit.

The executives further agreed, with respect to the definition of annual compensation under their employment agreements, and as applicable, benefits payable under their supplemental executive retirement plan or supplemental retirement benefit agreements, to exclude from their 2003 annual compensation, amounts related to: (1) the grant or vesting of restricted stock awards after October 1, 2003; (2) the grant, vesting or exercise of stock options; (3) income resulting from the disqualifying disposition of incentive stock options; (4) cash bonus payments; and (5) other mutually agreed upon severance payments.

Lastly, under the Termination and Release Agreements, the parties agreed to release each other from their remaining obligations under the employment agreements and, as applicable, the supplemental executive retirement plan and supplemental retirement benefit agreements.

Pension Plan. The Bank maintains a non-contributory pension plan for its employees. Generally, employees of the Bank begin participation in the pension plan once they reach age 21 and complete 1,000 hours of service in a consecutive 12-month period. A participant in the pension plan becomes vested in his or her accrued benefit under the pension plan upon the earlier of the: (i) attainment of the “normal retirement age” (as described in the pension plan) while employed at the Bank; or (ii) completion of five vesting years with the Bank. Participants are credited with vesting years for each plan year in which they complete at least 1,000 hours of service.

A participant’s accrued benefit under the pension plan is determined by multiplying 2% of the participant’s annual compensation (defined as average annual compensation for the three consecutive calendar years that produce the highest average) by the number of years of service the participant has with the Bank up to thirty (30). However, pension benefits are reduced 1/15th for each of the first five years and 1/30th for each of the next five years, by which benefit commencement precedes normal retirement. Pension benefits are payable in equal monthly installments for life, or for married persons as a joint survivor annuity over the lives of the participant and spouse. If a participant dies while employed by the Bank, a death benefit will be payable to either his or her spouse or estate, or named beneficiary, equal to the entire amount of the participant’s accrued benefit in the plan. If a participant is terminated from employment with a vested benefit and dies before starting to receive payments, the benefit will be payable on his or her behalf. Married participants in the pension plan may elect, with spousal consent where required by law, to receive their pension benefits in the form of a 50%, 75% or 100% joint and survivor annuity or a life only payment option.

The following table indicates the annual retirement benefits that would be payable under the pension plan and the related supplemental executive retirement plan (see below) upon retirement at age 65 to a participant electing to receive his or her pension benefit in the standard form of benefit, assuming various specified levels of plan compensation and various specified years of credited service. Under the Code, maximum annual benefits under the pension plan were limited to $160,000 and annual compensation for calculation purposes was limited to $200,000 for the 2003 calendar year.

Average Annual Compensation	Years of Service
	5	10	15	20	25	30+
$125,000	$12,500	$25,000	$37,500	$50,000	$62,500	$75,000
150,000	15,000	30,000	45,000	60,000	75,000	90,000
175,000	17,500	35,000	52,500	70,000	87,500	105,000
200,000	20,000	40,000	60,000	80,000	100,000	120,000
250,000	25,000	50,000	75,000	100,000	125,000	150,000
300,000	30,000	60,000	90,000	120,000	150,000	180,000
350,000	35,000	70,000	105,000	140,000	175,000	210,000
400,000	40,000	80,000	120,000	160,000	200,000	240,000
450,000	45,000	90,000	135,000	180,000	225,000	270,000
500,000	50,000	100,000	150,000	200,000	250,000	300,000
550,000	55,000	110,000	165,000	220,000	275,000	330,000
600,000	60,000	120,000	180,000	240,000	300,000	360,000
650,000	65,000	130,000	195,000	260,000	325,000	390,000
675,000	67,500	135,000	202,500	270,000	337,500	405,000

The pension plan benefits listed in the table above are not reduced for Social Security benefits or any other offset amount. As of January 1, 2004, Messrs. Meduski, Pike, Anderson, Somerville and Hartl had 20, 20, 17, 19 and 3 years of service with the Bank, respectively, for purposes of the pension plan.

Supplemental Executive Retirement Plan. The Bank maintains individual supplemental executive retirement agreements with Messrs. Meduski and Pike to provide them with benefits that cannot be provided under the Bank’s tax-qualified defined benefit pension plan (as described above) due to certain Code limitations. These agreements were amended in 2002 to exclude stock-option related income from the benefit calculation and to limit the supplemental benefits available to each executive based on the benefits they would receive if they retire at a specified age (Mr. Meduski, 60; and Mr. Pike, 62) without regard to their actual age at retirement. However, these modifications do not apply in the event the executives retire after a change in control (as defined in the plan). In addition, the Bank maintains a separate supplemental executive retirement plan through which Mr. Anderson is eligible to receive an “excess” benefit similar to those provided to Messrs. Meduski and Pike under their individual agreements. Mr. Meduski has also been designated as a participant under a separate provision of the supplemental executive retirement plan which provides him with a retirement benefit equal to 60% of his final average cash compensation for the three consecutive years which produce the highest average, reduced by the benefits payable to him under the pension plan and his individual supplemental retirement agreement. The benefits available under these arrangements are reflected in the pension plan table based on their current years of service and levels of compensation.

The Bank’s supplemental executive retirement plan also provides Messrs. Meduski, Pike and Anderson with a supplemental retirement benefit determined by reference to the participant’s average annual benefits under the Bank’s 401(k) plan, ESOP and a related ESOP excess benefit provision of the supplemental plan. With respect to the ESOP portion of the supplemental executive retirement plan, at retirement, the plan provides that a participant is entitled to receive a supplemental benefit equal to the average annual benefits the participant would have received with respect to the ESOP (including excess benefits) had the participant remained employed through the repayment of any ESOP loan outstanding as of his retirement, reduced by benefits actually accrued under the ESOP (including excess benefits) through the date of retirement. In the event of a change in control of the Company or the Bank (as defined in the plan), these benefits would be available to the participant on the same basis as if the participant had retired on the effective date of the change in control.

Fiscal Year-End Option Values

The following table provides certain information with respect to the number of shares of Company common stock represented by outstanding options held by the individuals named below as of December 31, 2003. Also reported are the values for “in-the-money” options, which represent the positive spread between the exercise price and the year-end stock price.

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year - End (#)		Value of Unexercised In-the-Money Options at Fiscal Year - End ($) (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Richard P. Meduski	134,784	$4,529,416	30,000	209,856	$421,200	$4,732,266
Charles L. Pike	67,392	2,226,939	15,000	104,928	$210,600	$2,366,133
Douglas K. Anderson	53,914	1,812,401	15,000	95,942	$210,600	$2,061,373
Roger A. Somerville	18,000	546,717	—	22,000	$—	$507,630
Michael J. Hartl	10,000	223,680	—	20,000	$—	$399,340

(1)	Value of unexercised in-the-money stock options equals the market value of shares covered by in-the-money options on December 31, 2003 less the option exercise price. Options are in-the-money if the market value of shares covered by the options is greater than the exercise price.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the information about Company common stock that may be issued upon exercise of options and rights under all of the Company’s equity compensation plans as of December 31, 2003, including the 2000 Stock-Based Incentive Plan and the 2002 Equity Compensation Plan. The Company’s stockholders have approved both of these plans.

	(a)	(b)	(c)
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compen- sation Plans (Exclud- ing Securities Re- flected in Column (a))
Equity compensation plans approved by security holders	1,311,182	$28.04	53,524

Equity compensation plans not approved by security holders	—	—	—

Total	1,311,182	$28.04	53,524

The following table provides information as of March 5, 2004, about the persons known by Connecticut Bancshares to be the beneficial owners of more than 5% of Connecticut Bancshares’ outstanding common stock. A person may be considered to own any shares of common stock over which the person has, directly or indirectly, sole or shared voting or investment power.

Name and Address	Number of Shares Owned		Percent of Common Stock Outstanding
The Savings Bank of Manchester Employee Stock Ownership Plan 923 Main Street Manchester, CT 06040	893,393	(1)	8.02%
Private Capital Management, L.P. Bruce S. Sherman Gregg J. Powers 8889 Pelican Bay Boulevard Naples, FL 34108	945,930	(2)	7.76%
SBM Charitable Foundation, Inc. 923 Main Street Manchester, CT 06040	748,000	(3)	6.71%

(1)	Under the terms of the ESOP, the ESOP trustee will vote shares allocated to participants’ accounts in the manner directed by the participants. As of March 5, 2004, 234,449 shares had been allocated under the ESOP and 658,944 shares remain unallocated. The ESOP trustee, subject to its fiduciary responsibilities, will vote unallocated shares and allocated shares for which no timely voting instructions are received in the same proportion as shares for which the trustee has received timely voting instructions from participants.

(2)	Based on information disclosed in a schedule 13G filed with the Securities and Exchange Commission on February 13, 2004.
(3)	SBM Charitable Foundation, Inc. was established and funded in connection with the Savings Bank of Manchester conversion to the stock holding company form of organization on March 1, 2000. The terms of the gift instrument require that all shares of common stock held by the SBM Charitable Foundation, Inc. must be voted in the same ratio as all other shares of Connecticut Bancshares’ common stock on all proposals considered by stockholders of Connecticut Bancshares.

The following table provides information as of March 5, 2004 about the shares of Connecticut Bancshares common stock that may be considered to be beneficially owned by each director and executive officer and by all directors and executive officers of Connecticut Bancshares as a group. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting and investment power with respect to the shares shown.

Name	Number of Shares Owned (1)(2)(3)(4)		Number of Shares That May Be Acquired Within 60 Days By Exercising Options	Percent of Common Stock Outstanding (5)
Douglas K. Anderson	47,756	(6)(7)	15,000	*
A. Paul Berté	20,748		16,933	*
Timothy J. Devanney	18,499	(8)	19,741	*
Sheila B. Flanagan	29,849	(9)	19,741	*
Michael J. Hartl	8,618		1,000	*
John D. LaBelle, Jr.	20,849	(10)	19,741	*
Eric A. Marziali	45,465		14,125	*
Richard P. Meduski	117,283	(11)	30,000	1.32%
Timothy J. Moynihan	6,616	(12)	2,893	*
Jon L. Norris	20,961	(13)	15,529	*
William D. O’Neill	39,849		19,741	*
Charles L. Pike	54,571		15,000	*
Laurence P. Rubinow	33,949	(14)	18,741	*
Roger A. Somerville	22,330		—	*
John G. Sommers	39,849	(15)	19,741	*
Thomas E. Toomey	20,355	(16)	14,125	*
Gregory S. Wolff	38,593	(17)	8,509	*
All Directors and Executive Officers as a Group (21 persons)	627,406		257,846	7.76%

*	Less than 1.0% of shares outstanding.
(1)	Includes shares of unvested restricted stock awarded as follows: each of Messrs. Berté, Devanney, LaBelle, Marziali, Norris, O’Neill, Rubinow, Sommers, Toomey and Wolff and Ms. Flanagan, 7,384; Mr. Meduski,

73,525 shares; Mr. Moynihan, 2,892 shares; Mr. Pike, 43,556 shares; Mr. Anderson, 38,164 shares; and Mr. Somerville, 15,779 shares. Each participant has voting but not investment power as to shares of unvested restricted stock.

(2)	Includes shares held in trust by The Savings Bank of Manchester Savings Plan as to which each individual has investment and voting power as follows: Mr. Meduski, 26,073 shares; Mr. Pike, 40 shares; Mr. Anderson, 61 shares; Mr. Somerville, 69 shares; and Mr. Hartl, 1,412 shares.
(3)	Includes shares held in a separate trust in which Guarantee Trust Company serves as a trustee as follows: Ms. Flanagan, 7,000 shares; Mr. LaBelle, 1,500 shares; and Mr. Toomey, 2,137 shares.
(4)	Includes shares allocated to the account of individuals under the ESOP as of February 9, 2004 as to which each individual has voting but not investment power as follows: Mr. Meduski, 2,172 shares; Mr. Anderson, 2,172 shares; Mr. Pike, 2,172 shares; Mr. Somerville, 2,170 shares; and Mr. Hartl, 1,440 shares.
(5)	Based on 11,143,133 shares of Company common stock outstanding and entitled to vote as of February 9, 2004, plus the number of shares that may be acquired through the exercise of stock options exercisable within 60 days of February 9, 2004.
(6)	Includes 100 shares held by Mr. Anderson’s spouse.
(7)	Includes 305 shares held in trust by The Savings Bank of Manchester Supplemental Executive Retirement Plan as to which Mr. Anderson has voting power.
(8)	Includes 450 shares held by Mr. Devanney’s children, 200 shares held by Mr. Devanney as custodian for his children under the Connecticut UGMA, and 2,000 shares represents Mr. Devanney’s beneficial interest of shares owned by Highland Park Market of Glastonbury, Inc. and by Highland Park Market, Inc.
(9)	Includes 8,000 shares held by Ms. Flanagan’s spouse’s individual retirement account.
(10)	Includes 1,000 shares held by Mr. LaBelle’s spouse, 1,500 shares held by Mr. LaBelle’s spouse as custodian for their children and 1,000 shares held in a separate trust through the LaBelle, LaBelle, Naab & Horvath, P.C. Profit Sharing Plan.
(11)	Includes 1,090 shares held by Mr. Meduski’s spouse.
(12)	Includes 3,000 shares held by Mr. Moynihan’s individual retirement account.
(13)	Includes 2,500 shares held by Mr. Norris’ spouse.
(14)	Includes 5,600 shares held by Mr. Rubinow’s spouse.
(15)	Includes 10,000 shares representing Mr. Sommers’ beneficial interest in shares owned by Allied Printing Services, Inc.
(16)	Includes 1,000 shares held by Mr. Toomey’s spouse and includes 4,616 shares held by Mr. Toomey’s individual retirement account.
(17)	Includes 13,002 shares held by Mr. Wolff’s individual retirement account.

Item 13. Certain Relationships and Related Party Transactions.

Loans and Extensions of Credit. Federal regulations require that all loans or extensions of credit to executive officers and directors must generally be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, unless the loan or extension of credit is made under a benefit program generally available to all other employees and does not give preference to any insider over any other employee, and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of the Bank’s capital and surplus, up to a maximum of $500,000, must be approved in advance by a majority of the disinterested members of the Board of Directors.

The Bank offers full-time employees of the Bank who satisfy certain criteria and the general underwriting standards of the Bank, mortgage loans with interest rates which may be up to 1% below the rates offered to the Bank’s other customers (the “Employee Mortgage Rate Program” or “EMR”). The EMR is limited to the purchase, construction or refinance of an employee’s owner-occupied primary residence. The EMR normally ceases upon termination of employment or if the property is no longer the employee’s primary residence. Upon termination of the EMR, the interest rate reverts to the contract rate in effect at the time that the loan was extended. All other terms and conditions contained in the original mortgage and note continue to remain in effect. With the exception of EMR loans, the Bank’s policy provides that all loans made by the Bank to its executive officers and directors be made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectability or present other unfavorable features. The aggregate amount of loans by the Bank to its executive officers and directors was approximately $7.64 million at December 31, 2003, all of which were performing according to their original terms.

Other Transactions. Mr. Anderson, the Bank’s President and the Company’s Executive Vice President, is a director and a significant stockholder of Open Solutions, Inc., the Bank’s computer software provider. For the year ended December 31, 2003, the Bank paid fees of approximately $375,775 to Open Solutions, Inc.

The Bank uses the services of the law firms of LaBelle, LaBelle, Naab & Horvath, P.C. and Woodhouse, Rubinow & Macht, P.C. Messrs. LaBelle and Rubinow, directors of the Company and the Bank, are partners of each of their respective firms. Both law firms are used for a variety of legal work in the ordinary course of the Bank’s business. Payments by the Bank to Mr. LaBelle’s law firm totaled $1,654 for the year ended December 31, 2003. Payments by the Bank to Mr. Rubinow’s law firm totaled $18,949 for the year ended December 31, 2003.

The Company uses Allied Printing Services, Inc. for various printing services. Mr. Sommers, a director of the Company and the Bank, is the President of Allied Printing Services, Inc. Total payments by the Company to Allied Printing Services, Inc. totaled $761,075 for the year ended December 31, 2003.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The following table sets forth the fees billed to the Company for the fiscal years ended December 31, 2003 and 2002 by Deloitte & Touche LLP.

	2003	2002
Audit fees	$201,300	$131,875
Audit related fees	47,600	98,700
Tax fees (1)	111,000	26,400
All other fees (2)	250,000	—

(1)	Consists of tax filing and tax-related compliance and other advisory services.
(2)	Includes fees for services related to the acquisition by New Haven Savings Bank.

Pre-Approval Policies and Procedures

The Audit Committee of the Company has not established any policies or procedures regarding the rendering of audit or non-audit services by the Company’s independent auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements

The following consolidated financial statements of Connecticut Bancshares, Inc. and subsidiaries are filed as part of this document under Item 8:

-	Independent Auditors’ Report
-	Report of Independent Public Accountants
-	Consolidated Statements of Condition at December 31, 2003 and 2002
-	Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001

-	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001
-	Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001
-	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(b)	Reports on Form 8-K filed during the last quarter of 2003

On October 28, 2003, the Company furnished a Form 8-K to announce its financial results for the quarter ended September 30, 2003.

(c)	Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number
2.1	Amended Provisional Plan of Conversion for Connecticut Bankshares, M.H.C. and The Savings Bank of Manchester (including the Amended and Restated Stock Articles of Incorporation and Bylaws of The Savings Bank of Manchester). (1)

2.2	Agreement and Plan of Merger by and among The New Haven Savings Bank and Connecticut Bancshares, Inc. and The Savings Bank of Manchester dated July 15, 2003.(2)

3.1	Certificate of Incorporation of Connecticut Bancshares, Inc. (1)

3.2	Second Amended and Restated Bylaws of Connecticut Bancshares, Inc. (3)

4.0	Draft Stock Certificate of Connecticut Bancshares, Inc. (1)

10.1	Connecticut Bancshares, Inc. 2000 Stock-Based Incentive Plan (4)

10.2	Employment Agreement between The Savings Bank of Manchester and Richard P. Meduski (5)

10.3	Employment Agreement between The Savings Bank of Manchester and Charles L. Pike (5)

10.4	Employment Agreement between The Savings Bank of Manchester and Douglas K. Anderson (5)

10.5	Employment Agreement between The Savings Bank of Manchester and Roger A. Somerville (5)

10.6	Change-In-Control Agreement between The Savings Bank of Manchester and Michael J. Hartl (6)

10.7	Employment Agreement between Connecticut Bancshares, Inc. and Richard P. Meduski (5)

10.8	Employment Agreement between Connecticut Bancshares, Inc. and Charles L. Pike (5)

10.9	Employment Agreement between Connecticut Bancshares, Inc. and Douglas K. Anderson (5)

10.10	Employment Agreement between Connecticut Bancshares, Inc. and Roger A. Somerville (5)

10.11	Connecticut Bancshares, Inc. 2002 Equity Compensation Plan (7)

10.12	Termination and Release Agreement by and among Richard P. Meduski, Connecticut Bancshares, Inc., The Savings Bank of Manchester and The New Haven Savings Bank (filed herewith)

10.13	Termination and Release Agreement by and among Charles L. Pike, Connecticut Bancshares, Inc., The Savings Bank of Manchester and The New Haven Savings Bank (filed herewith)

10.14	Termination and Release Agreement by and among Douglas K. Anderson, Connecticut Bancshares, Inc., The Savings Bank of Manchester and The New Haven Savings Bank (filed herewith)

10.15	Termination and Release Agreement by and among Roger A. Somerville, Connecticut Bancshares, Inc., The Savings Bank of Manchester and The New Haven Savings Bank (filed herewith)

10.16	Termination and Release Agreement by and among Michael J. Hartl, Connecticut Bancshares, Inc., The Savings Bank of Manchester and The New Haven Savings Bank (filed herewith)

11.0	Statement re: Computation of Per Share Earnings (included on page F-9 of the Consolidated Financial Statements and accompanying notes)

21.0	Subsidiaries Information Incorporated Herein By Reference to Part 1 – Subsidiaries of the Registrant

23.0	Consent of Independent Auditor (filed herewith)

31.1	Certification Pursuant to Rule 13a – 14(a)/15d – 14(a) (filed herewith)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.0	Certification Pursuant to 18 U.S.C. Section 1350 (filed herewith)

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1 and any amendments thereto, Registration No. 333-90865.
(2)	Incorporated by reference into this document from the Current Report on Form 8-K filed July 18, 2003.
(3)	Incorporated by reference into this document from the Quarterly Report on Form 10-Q dated March 31, 2001 and filed with the Securities and Exchange Commission on May 4, 2001.
(4)	Incorporated by reference into this document from the Registrant’s Proxy Statement dated August 18, 2000 and filed August 18, 2000.
(5)	Incorporated by reference into this document from the 1999 Annual Report on Form 10-K filed March 30, 2000.
(6)	Incorporated by reference into this document from the 2001 Annual Report on Form 10-K filed March 29, 2002.
(7)	Incorporated by reference into this document from the Registrant’s Proxy Statement dated April 9, 2002 and filed April 9, 2002.

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

Name	Title	Date
/s/ Richard P. Meduski Richard P. Meduski	President, Chief Executive Officer and Director (principal executive officer)	March 12, 2004

/s/ Michael J. Hartl Michael J. Hartl	Senior Vice President and Chief Financial Officer (principal accounting and financial officer)	March 12, 2004

/s/ Laurence P. Rubinow Laurence P. Rubinow	Director and Chairman of the Board	March 12, 2004

/s/ A. Paul Berté A. Paul Berté	Director	March 12, 2004

/s/ Timothy J. Devanney Timothy J. Devanney	Director	March 12, 2004

/s/ Sheila B. Flanagan Sheila B. Flanagan	Director	March 12, 2004

/s/ John D. LaBelle, Jr. John D. LaBelle, Jr.	Director	March 12, 2004

/s/ Eric A. Marziali Eric A. Marziali	Director	March 12, 2004

/s/ Timothy J. Moynihan Timothy J. Moynihan	Director	March 12, 2004

/s/ Jon L. Norris Jon L. Norris	Director	March 12, 2004

/s/ William D. O’Neill William D. O’Neill	Director	March 12, 2004

/s/ John G. Sommers John G. Sommers	Director	March 12, 2004

/s/ Thomas E. Toomey Thomas E. Toomey	Director	March 12, 2004

Gregory S. Wolff	Director

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Independent Auditors’ Report

Board of Directors

Connecticut Bancshares, Inc.

Manchester, Connecticut

We have audited the accompanying consolidated statements of condition of Connecticut Bancshares, Inc. (a Connecticut stock bank holding company) and its subsidiary, The Savings Bank of Manchester (collectively, the Company), as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Connecticut Bancshares, Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated January 16, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Connecticut Bancshares, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/    DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Hartford, Connecticut

February 27, 2004

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

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Condition

As of December 31, 2003 and 2002

(Dollars in thousands)

	2003	2002
ASSETS

Cash and cash equivalents	$49,108	$25,264
Securities available for sale, at fair value	724,569	841,622
Loans, net	1,670,728	1,540,567
Federal Home Loan Bank Stock, at cost	27,037	30,783
Premises and equipment, net	15,480	17,793
Accrued interest receivable	10,413	12,613
Other real estate owned	112	—
Cash surrender value of life insurance	46,150	43,803
Current and deferred income taxes	12,976	58
Goodwill	19,488	19,488
Other intangible assets	7,760	9,598
Other assets	3,985	5,953

Total assets	$2,587,806	$2,547,542

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$1,606,292	$1,595,979
Short-term borrowed funds	123,049	121,052
Mortgagors’ escrow accounts	19,665	15,097
Advances from Federal Home Loan Bank	543,335	533,890
Accrued benefits and other liabilities	31,632	29,964

Total liabilities	2,323,973	2,295,982

Commitments and contingencies

Stockholders’ equity:
Common stock ($.01 par value; 45,000,000 authorized shares; 11,693,574 and 11,270,968 shares issued at December 31, 2003 and 2002, respectively)	117	113
Additional paid-in capital	126,632	110,345
Retained earnings	169,577	149,554
ESOP unearned compensation	(6,824)	(7,444)
Restricted stock unearned compensation	(6,636)	(10,880)
Treasury stock, at cost (558,641 and 165,422 shares at December 31, 2003 and 2002, respectively)	(21,744)	(5,522)
Accumulated other comprehensive income	2,711	15,394

Total stockholders’ equity	263,833	251,560

Total liabilities and stockholders’ equity	$2,587,806	$2,547,542

See notes to consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands, except for per share data)

	2003	2002	2001
Interest and dividend income:
Interest income on loans	$97,609	$100,978	$86,359
Interest and dividends on investment securities	31,201	39,588	29,028

Total interest and dividend income	128,810	140,566	115,387

Interest expense:
Interest on deposits and escrow	23,002	34,461	36,799
Interest on short-term borrowed funds	783	1,644	2,882
Interest on advances from Federal Home Loan Bank	24,323	23,803	12,251

Total interest expense	48,108	59,908	51,932

Net interest income	80,702	80,658	63,455
Provision for loan losses	1,275	1,500	2,000

Net interest income after provision for loan losses	79,427	79,158	61,455

Noninterest income:
Service charges and fees	15,422	12,902	9,556
Increase in cash surrender value of life insurance	2,347	2,407	1,032
Brokerage commission income	1,511	1,643	1,150
Gains on sales of securities, net	5,666	2,703	481
Other than temporary impairment of investment securities (Note 7)	(359)	(1,493)	(4,076)
Gains on mortgage loan sales, net	197	203	346
Other	518	661	508

Total noninterest income	25,302	19,026	8,997

Noninterest expense:
Salaries	20,688	20,452	18,196
Employee benefits	15,153	11,493	8,623
Fees and services	6,266	7,191	5,721
Occupancy, net	3,944	3,956	3,401
Furniture and equipment	3,308	3,852	3,340
Amortization of other intangible assets	1,575	3,928	1,983
Marketing	1,481	2,042	1,719
Foreclosed real estate expense	115	243	137
Net gains on sales of repossessed assets	(59)	(13)	(74)
Director and employee retirement expenses (Notes 3 and 12)	—	—	1,419
Relocation and branch closing costs (Note 13)	—	—	872
Merger expenses (Note 1)	4,111	—	—
Other operating expenses	6,249	6,465	5,976

Total noninterest expense	62,831	59,609	51,313

Income before provision for income taxes	41,898	38,575	19,139
Provision for income taxes	14,468	12,626	6,375

Net income	$27,430	$25,949	$12,764

Earnings per share (Note 1):
Basic	$2.76	$2.57	$1.26
Diluted	$2.54	$2.40	$1.19
Weighted average shares outstanding:
Basic	9,927,804	10,102,444	10,108,483
Diluted	10,810,286	10,794,497	10,695,366

See notes to consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	ESOP Unearned Compen- sation	Restricted Stock Unearned Compen- sation	Treasury Stock	Accumulated Other Comprehensive Income	Total
	Shares	Amount
BALANCE, January 1, 2001	11,232,000	$112	$108,257	$119,691	$(8,685)	$—	$—	$13,164	$232,539
Granting of restricted stock awards	460,512	5	8,470	—	—	(8,199)	—	—	276
Funding of trustee repurchases of restricted stock	(460,512)	(5)	(9,615)	—	—	—	—	—	(9,620)
Change in ESOP unearned compensation	—	—	748	—	620	—	—	—	1,368
Change in restricted stock unearned compensation	—	—	—	—	—	1,630	—	—	1,630
Granting of stock options to former Chairman of the Board	—	—	266	—	—	—	—	—	266
Accelerated vesting of restricted stock	—	—	40	—	—	174	—	—	214
Exercise of stock options	3,608	—	64	—	—	—	—	—	64
Accelerated vesting of stock options	—	—	124	—	—	—	—	—	124
Dividends declared ($0.42 per share)	—	—	—	(4,718)	—	—	—	—	(4,718)
Comprehensive income:
Net income	—	—	—	12,764	—	—	—	—	12,764
Change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	—	—	—	467	467

Total comprehensive income	—	—	—	12,764	—	—	—	467	13,231

BALANCE, December 31, 2001	11,235,608	112	108,354	127,737	(8,065)	(6,395)	—	13,631	235,374

Granting of restricted stock awards	168,750	2	6,328	—	—	(6,328)	—	—	2
Funding of trustee repurchases of restricted stock	(168,750)	(2)	(6,702)	—	—	—	—	—	(6,704)
Change in ESOP unearned compensation	—	—	1,342	—	621	—	—	—	1,963
Exercise of stock options, including tax benefits	35,360	1	772	—	—	—	—	—	773
Accelerated vesting of stock options	—	—	7	—	—	—	—	—	7
Tax benefits from vesting of restricted stock awards	—	—	244	—	—	—	—	—	244
Dividends declared ($0.43 per share)	—	—	—	(4,484)	—	—	—	—	(4,484)
Treasury stock purchased	(165,422)	—	—	—	—	—	(5,522)	—	(5,522)
Change in restricted stock unearned compensation	—	—	—	—	—	1,843	—	—	1,843
Other	—	—	—	352	—	—	—	—	352
Comprehensive income:
Net income	—	—	—	25,949	—	—	—	—	25,949
Change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	—	—	—	3,497	3,497
Additional minimum pension liability, net of taxes	—	—	—	—	—	—	—	(1,734)	(1,734)

Total comprehensive income	—	—	—	25,949	—	—	—	1,763	27,712

BALANCE, December 31, 2002	11,105,546	113	110,345	149,554	(7,444)	(10,880)	(5,522)	15,394	251,560

Change in ESOP unearned compensation	—	—	2,132	—	620	—	—	—	2,752
Exercise of stock options, including tax benefits	422,606	4	12,736	—	—	—	—	—	12,740
Accelerated vesting of restricted stock awards	—	—	—	—	—	1,419	—	—	1,419
Tax benefits from vesting of restricted stock awards	—	—	1,419	—	—	—	—	—	1,419
Dividends declared ($0.72 per share)	—	—	—	(7,407)	—	—	—	—	(7,407)
Treasury stock purchased	(393,219)	—	—	—	—	—	(16,222)	—	(16,222)
Change in restricted stock unearned compensation	—	—	—	—	—	2,825	—	—	2,825
Comprehensive income:
Net income	—	—	—	27,430	—	—	—	—	27,430
Change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	—	—	—	(11,031)	(11,031)
Additional minimum pension liability, net of taxes	—	—	—	—	—	—	—	(1,652)	(1,652)

Total comprehensive income	—	—	—	27,430	—	—	—	(12,683)	14,747

BALANCE, December 31, 2003	11,134,933	$117	$126,632	$169,577	$(6,824)	$(6,636)	$(21,744)	$2,711	$263,833

See notes to consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,430	$25,949	$12,764
Adjustments to reconcile net income to net cash provided by operating activities, excluding effects of acquisition:
Provision for loan losses	1,275	1,500	2,000
Depreciation	2,812	3,172	2,651
Amortization/accretion -
Other intangible assets	1,575	3,928	1,983
Premium on bonds	6,759	5,478	1,139
Amortization/accretion of fair market adjustment from First Federal Savings and Loan Association of East Hartford (“First Federal”) acquisition -
Loans	769	1,213	497
Time deposits	(321)	(2,040)	(1,323)
Advances from Federal Home Loan Bank	(2,401)	(3,322)	(1,148)
Amortization of mortgage servicing rights	757	611	881
Net gains on sales of other real estate owned	(59)	(13)	(74)
Net loss on disposal of fixed assets	4	145	9
Gains on sales of securities, net	(5,666)	(2,703)	(481)
Other than temporary impairment of investment securities	359	1,493	4,076
Gains on mortgage loan sales, net	(197)	(203)	(346)
Deferred income tax (benefit) provision	(2,845)	214	(3,290)
Granting of restricted stock to former Chairman of the Board	—	—	276
Granting of stock options to former Chairman of the Board	—	—	266
Accelerated vesting of restricted stock	1,419	—	214
Accelerated vesting of stock options	—	7	124
Employee retirement expenses	—	—	508
ESOP compensation expense	2,752	1,963	1,368
Change in restricted stock unearned compensation	2,825	1,843	1,630
Relocation and branch closing costs	—	—	872
Income from cash surrender value life insurance	(2,347)	(2,407)	(1,032)
Changes in operating assets and liabilities, net of amounts acquired -
Accrued interest receivable	2,200	320	1,127
Other assets	3,878	(967)	(1,964)
Other liabilities	(262)	3,043	2,160

Net cash provided by operating activities	40,716	39,224	24,887

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations, purchases and recoveries, net of repayments	(138,034)	(125,684)	(153,166)
Proceeds from sales of loans	5,698	4,405	7,322
Proceeds from maturities and calls of available for sale securities	102,816	26,151	27,482
Proceeds from sales of available for sale securities	96,448	179,715	145,050
Purchases of available for sale securities	(385,367)	(417,645)	(115,673)
Purchases of Federal Home Loan Bank stock	—	—	(4,846)
Proceeds from sales of Federal Home Loan Bank stock	3,746	—	—
Proceeds from principal payments of mortgage-backed securities and collateralized mortgage obligations	284,733	129,803	91,129
Acquisition of First Federal, net of cash acquired	(207)	(1,260)	(12,812)
Proceeds from sales of other real estate owned	279	212	419
Purchase of cash surrender value life of insurance	—	—	(20,000)
Proceeds from sales of premises and equipment	—	1,628	—
Purchases of premises and equipment	(503)	(3,390)	(5,247)
Other investing activities	—	(300)	—

Net cash used in investing activities	(30,391)	(206,365)	(40,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Funding of trustee purchases of restricted stock	—	(6,702)	(9,620)
Purchase of treasury stock	(16,222)	(5,522)	—
Proceeds from exercise of stock options	8,103	623	64
Dividends paid	(7,407)	(5,945)	(3,257)
Net increase in savings, money market, NOW and demand deposits	70,223	98,791	79,692
Net decrease in certificates of deposit	(59,589)	(91,710)	(54,974)
Net increase in short-term borrowed funds	1,997	3,872	10,687
Increase in mortgagors’ escrow accounts	4,568	4,517	734
Increase in advances from Federal Home Loan Bank	11,846	71,857	49,956

Net cash provided by financing activities	13,519	69,781	73,282

Net increase (decrease) in cash and cash equivalents	23,844	(97,360)	57,827

CASH AND CASH EQUIVALENTS, beginning of year	25,264	122,624	64,797

CASH AND CASH EQUIVALENTS, end of year	$49,108	$25,264	$122,624

SUPPLEMENTAL INFORMATION:
Cash paid for -
Interest	$48,180	$59,618	$54,541
Income taxes	14,626	10,563	9,350
Non-cash transactions -
Transfers from loans to other real estate owned	328	91	304
Dividends declared not paid	—	—	1,461

See notes to consolidated financial statements.

CONNECTICUT BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

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

In 2000, the Bank funded and formed SBM Charitable Foundation, Inc. (the “New Foundation”), a not-for-profit organization, in connection with the conversion. The New Foundation was funded with a contribution of 832,000 common shares, or an amount equal to 8% of the common stock sold in the conversion (see Note 2). The New Foundation is dedicated to charitable purposes within the Bank’s local community, including community development activities. In 1998, the Bank contributed securities with a fair market value of $3.00 million to the Savings Bank of Manchester Foundation, Inc. (the “Old Foundation”), also a not-for-profit organization. In 2001, the Old Foundation was merged into the New Foundation with the New Foundation being the surviving entity. In accordance with generally accepted accounting principles in the United States of America, the New Foundation is not consolidated in the accompanying consolidated financial statements. The New Foundation will remain independent from NHSB after the closing of the transaction between NHSB and SBM. The New Foundation will continue to provide grants to individuals and not-for-profit organizations to the communities in Central and Eastern Connecticut.

On July 16, 2003, the Company announced it entered into an Agreement and Plan of Merger with The New Haven Savings Bank (“NHSB”). The Company’s stockholders will receive $52.00 in cash in exchange for each share of the Company’s common stock held. If the transaction closes after March 31, 2004, the merger price is subject to increase based on the Company’s earnings less dividends paid from that date to the end of the month preceding the closing date of the merger. As a condition precedent to the merger, NHSB will convert from a Connecticut-chartered mutual savings bank to a Connecticut-chartered stock savings bank and simultaneously form a holding company. The transaction is subject to the approval of the stockholders of the Company, for which a stockholder meeting has been scheduled for March 30, 2004. The Company expects the transaction to close within several days following the stockholders meeting. In connection with the pending transaction, the Company agreed to take action to accelerate the vesting of all unvested restricted stock awards that have been granted to certain officers. The vesting acceleration occurred on November 25, 2003 and the Company recorded a charge of $1.42 million, based on the fair value of the common stock which is included in merger expenses in the accompanying consolidated statement of operations for the year ended December 31, 2003. During the year ended December 31, 2003 the Company incurred an additional $2.69 million of other merger-related expenses, primarily professional fees, relating to the pending merger.

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

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except per share amounts):

	For the Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001
Net income	$27,430	$25,949	$12,764

Weighted average shares outstanding:
Weighted average shares outstanding	10,618,902	10,853,446	10,919,389
Less: unearned ESOP shares	(691,098)	(751,002)	(810,906)

Basic	9,927,804	10,102,444	10,108,483

Dilutive impact of:
Stock options	512,334	341,390	179,710
Restricted stock	370,148	350,663	407,173

Diluted	10,810,286	10,794,497	10,695,366

Earnings per share:
Basic	$2.76	$2.57	$1.26
Diluted	$2.54	$2.40	$1.19

During the years ended December 31, 2003, 2002 and 2001 there were no stock options that were excluded from the computation of earnings per share as no stock options were antidilutive during these periods.

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

Loan origination fees and certain direct loan origination costs are capitalized, and the net fee or cost is recognized in interest income using the effective interest method over the contractual life of the loans. When loans are prepaid, sold or participated out, the unamortized portion of deferred fees and related origination costs are recognized as income at that time. As of December 31, 2003 and 2002, net deferred loan fees were approximately $1.26 million and $693,000, respectively.

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

Due to the inherent imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank’s analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and maintains an unallocated allowance for loan losses. The amount of the unallocated allowance was $3.05 million at December 31, 2003 compared to $3.24 million at December 31, 2002. As a percentage of the allowance for loan losses, the unallocated was 18.44% of the total allowance for loan losses at December 31, 2003 and 20.04% of the total allowance for loan losses at December 31, 2002.

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

All securities at December 31, 2003 and 2002 were classified as available for sale.

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

The Company has not provided for Connecticut state income taxes since December 31, 1998 since it has a passive investment company (PIC) as permitted by Connecticut law. The Company believes it complies with the state PIC requirements and that no state taxes are due from December 31, 1998 through December 31, 2003.

Intangible assets

On August 31, 2001, the Bank acquired all of the outstanding common stock of First Federal Savings and Loan Association of East Hartford (“First Federal”) (see Note 4). In connection with the acquisition, the Company recorded goodwill of $19.97 million, a core deposit intangible of $8.85 million and a noncompete intangible asset of $3.55 million. The core deposit intangible is being amortized over eight years on a straight-line basis, and the noncompete agreement intangible is being amortized over the twelve-month term of the agreement on a straight-line basis. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles”, goodwill related to the First Federal acquisition on August 31, 2001 was never amortized, and is subject to an annual fair-value-based impairment test. The Company completed its initial assessment of the goodwill as of January 1, 2002, in accordance with the provisions of SFAS No. 142 and as of September 30, 2003 and 2002, the Company completed its annual assessments of goodwill. No impairment charges were recorded as a result of the initial or annual assessments. The Company will perform its annual assessment of impairment on September 30 of each subsequent year or sooner if impairment indicators are present. During the third quarter of 2002, the Bank finalized its allocation of the purchase price for the First Federal acquisition which resulted in a $482,000 reduction in goodwill and income taxes payable. The adjustment primarily represented a reduction in tax reserves as of the acquisition date. During 2003, there was no goodwill acquired, no impairment losses recognized and no goodwill included in the gain or loss on disposal of a reporting unit.

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

The following tables show the activity in intangible assets for the periods indicated (in thousands):

	Goodwill	Core Deposit Intangible	Noncompete Agreements	Pension	Branch Premiums	Other	Total
Balance at December 31, 2001	$19,970	$8,477	$2,366	$549	$1,535	$—	$32,897

Finalization of allocation of purchase price of First Federal acquisition	(482)	—	—	—	—	—	(482)

Minimum pension liability (see Note 14)	—	—	—	299	—	—	299

On Line Services acquisition	—	—	—	—	—	300	300

Amortization	—	(1,105)	(2,366)	—	(432)	(25)	(3,928)

Balance at December 31, 2002	19,488	7,372	—	848	1,103	275	29,086

Amortization	—	(1,106)	—	—	(432)	(37)	(1,575)

Minimum pension liability (see Note 14)	—	—	—	(263)	—	—	(263)

Balance at December 31, 2003	$19,488	$6,266	$—	$585	$671	$238	$27,248

	December 31, 2003	December 31, 2002
	(in thousands)
Intangible assets subject to amortization:
Core deposit intangible	$6,266	$7,372
Branch premiums	671	1,103
Other	238	275

Total	7,175	8,750

Intangible assets not subject to amortization:
Goodwill	19,488	19,488
Minimum pension liability	585	848

Total	20,073	20,336

Total intangible assets	$27,248	$29,086

	December 31, 2003	December 31, 2002
	(in thousands)	(in thousands)
Accumulated net amortization for intangible assets subject to amortization:
Core deposit intangible	$2,580	$1,474
Branch premiums	3,642	3,210
Other	62	25

Total	$6,284	$4,709

	For the Twelve Months Ended December 31, 2003	For the Twelve Months Ended December 31, 2002
	(in thousands)
Amortization expense:
Noncompete agreements	$—	$2,366
Core deposit intangible	1,106	1,105
Branch premiums	432	432
Other	37	25

Total	$1,575	$3,928

For the five years ending December 31, the estimated aggregate annual amortization expense is as follows (in thousands):

2004	$1,576
2005	1,338
2006	1,169
2007	1,169
2008	1,144

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

The Company applies APB No. 25 and related interpretations in accounting for its stock compensation plans. Had compensation cost been determined consistent with SFAS No. 123, the Company’s pro forma net income and basic and diluted earnings per share would have been (in thousands, except per share data):

	For the Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001
Net income:
Net income as reported	$27,430	$25,949	$12,764
Less effect of compensation expense determined under fair value based method, net of tax	1,844	2,207	1,002

Pro forma net income	$25,586	$23,742	$11,762

Earnings per share:
As reported:
Basic	$2.76	$2.57	$1.26
Diluted	$2.54	$2.40	$1.19

Pro forma:
Basic	$2.58	$2.35	$1.16
Diluted	$2.37	$2.20	$1.10

Fair value was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Grant Date 2002
Risk free interest rate	3.95%
Expected life	10 years
Expected volatility	29%
Dividend yield	2.00%
Fair value	$13.91 - $17.48

No stock options were granted during 2003.

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

Comprehensive (loss) income

A reconciliation of other comprehensive (loss) income for the years ended December 31, 2003, 2002 and 2001 was as follows (in thousands):

	2003	2002	2001
Unrealized gains on securities:

Change in unrealized holding gains arising during the period, net of tax	$(7,581)	$4,284	$(1,870)

Reclassification adjustment for gains and other than temporary impairment included in net income, net of tax	(3,450)	(787)	2,337

Additional minimum pension liability, net of tax benefit	(1,652)	(1,734)	—

Other comprehensive (loss) income	$(12,683)	$1,763	$467

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. The standard amends and clarifies financial reporting for derivative instruments and for hedging activities accounted for under SFAS No. 133 and is effective for contracts entered into or modified, and for hedges designated, after June 30, 2003. The standard does not have a material impact on the Company’s consolidated financial statements since the Company did not have any derivative instruments during 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity”. The standard establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Certain provisions of SFAS No.150 related to the application of paragraphs 9 and 10 have been deferred indefinitely. Adoption of the standard did not have any impact on the Company’s consolidated financial statements.

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

In its November 2003 meeting, the Emerging Issues Task Force (EITF) reached a consensus relating to disclosure requirements under EITF No. 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF No. 03-01). This issue addresses how to determine the meaning of other-than-temporary in accounting for impairments and its application to certain investments. The disclosure requirements are effective for the Company’s December 31, 2003 year-end and have been incorporated herein (see Notes 6 and 7).

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, that improves financial statement disclosures for defined benefit plans. The project was initiated by the FASB earlier this year in response to concerns raised by investors and other users of financial statements about the need for greater transparency of pension information. The change replaces existing FASB disclosure requirements for pensions. The guidance is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003, and have been incorporated herein (see Note 14).

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

Effective upon the conversion, the Company entered into employment and change in control agreements with certain executives and certain eligible employees of the Company and the Bank. The agreements include, among other things, provisions for minimum annual compensation and certain lump-sum severance payments in the event of a “change in control.” The pending transaction with NHSB will be considered a “change of control” and certain executives and eligible employees of the Company and the Bank will receive lump-sum severance payments totaling $14.23 million in connection with the above-mentioned agreements.

The Bank’s deposit accounts continue to be insured by the FDIC and were not affected by the conversion. In accordance with the Plan, upon the completion of the conversion, the Bank established a special “liquidation account” for the benefit of eligible account holders and in an amount equal to the equity of the Bank less any subordinated debt approved as bona fide capital of the Bank, as of the date of its latest statement of condition contained in the final prospectus used in connection with the conversion. The date was September 30, 1999, and the amount established was $117.6 million. The liquidation account, which totaled $36.44 million and $42.58 million at December 31, 2003 and 2002, respectively, is reduced annually by an amount proportionate to the decrease in eligible deposit accounts. Eligible account holders continuing to maintain deposit accounts at the Bank are entitled, on a complete liquidation of the Bank after the conversion, to an interest in the liquidation account prior to any payment to the stockholders of the Bank. The Bank’s retained earnings are substantially restricted with respect to payment of dividends to stockholders due to the liquidation account. The liquidation account will terminate on the tenth anniversary of the consummation date of the conversion.

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

On January 2, 2001, the Company awarded 449,280 restricted shares of common stock to various employees and non-employee directors of the Company in accordance with the Connecticut Bancshares, Inc. 2000 Stock-Based Incentive Plan (the “Stock Plan”). These awards represent 100% of the restricted shares available in the Stock Plan. The shares were awarded with a vesting schedule of five years, with 20% of the shares vesting each year to the recipient. The first 20% installment vested on January 2, 2002. The closing market price of the Company’s common stock on the date of the awards was $18.25. The Company is amortizing the unearned restricted stock compensation on a straight-line basis over the vesting period, except for the awards to certain officers as described below.

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

On September 14, 2001, CTBS announced that its Board of Directors authorized the repurchase of up to 561,600 shares, or approximately 5%, of its outstanding shares of common stock. It was intended that such shares would be repurchased in open market transactions, including unsolicited block purchases, over the next six to twelve months, subject to market conditions. CTBS repurchased 165,422 shares for approximately $5.52 million, or an average of $33.38 per share during 2002 and repurchased 393,219 shares for approximately $16.22 million, or an average of $41.25 per share during 2003, for a total of 558,641 shares repurchased for $21.74 million, or an average of $38.92 per share.

On October 21, 2002, the Company awarded 168,750 restricted shares of common stock to various employees and non-employee directors of the Company in accordance with the Connecticut Bancshares, Inc. 2002 Equity Compensation Plan (the “Equity Compensation Plan”). These awards represent 100% of the restricted shares available in the Equity Compensation Plan. The shares were awarded with a vesting schedule of five years, with 20% of the shares vesting each year to the recipient. The first 20% installment vests on October 21, 2003. The closing market price of the Company’s common stock on the date of the awards was $37.50. The Company is amortizing the unearned restricted stock compensation on a straight-line basis over the vesting period except for the awards for certain officers as described below.

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

On November 25, 2003, in connection with the pending merger with NHSB, the Company accelerated the vesting of 55,561 shares of restricted stock that had been granted to 13 officers under the Stock Plan and the Equity Compensation Plan. The Company recorded a charge of $1.42 million in connection with the acceleration which is included in merger expenses in the consolidated statement of operations for the year ended December 31, 2003.

(4)	ACQUISITION OF FIRST FEDERAL

On August 31, 2001, the Bank acquired all of the outstanding common stock of First Federal for cash of $106.26 million, excluding transaction costs. As of December 31, 2003 and 2002, $639,000 and $847,000 had yet to be paid to First Federal shareholders and is included in other liabilities related to shares of First Federal which have not yet been tendered. The purchase was funded primarily with proceeds from advances from the Federal Home Loan Bank prior to the acquisition. Immediately after the completion of the acquisition, First Federal was merged into the Bank.

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

The Company’s unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2001, assuming First Federal had been acquired as of January 1, 2001, are as follows (in thousands, except per share amounts):

2001
Interest income	$161,004
Interest expense	88,302

Net interest income	72,702

Provision for loan losses	2,000
Noninterest income	14,444
Noninterest expense	65,179

Income before provision for income taxes	19,967

Provision for income taxes	6,799

Net income	$13,168

Earnings per share-diluted	$1.23

Weighted average shares outstanding-diluted	10,695,366

(5)	REGULATORY MATTERS

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

As of December 31, 2003 and 2002, management believes that SBM met all capital adequacy requirements to which it is subject. As of the most recent notification from the Federal Deposit Insurance Corporation, SBM was categorized as well capitalized under the regulatory framework for Prompt Corrective Action, and the highest capital category, as defined in the FDICIA regulations. Management believes that there are no events or conditions which have occurred subsequent to the notification that would change its category.

Actual capital amounts and ratios for SBM were (dollars in thousands):

	Capital Adequacy				To Be Well Capitalized Under Prompt Corrective Action
	Required		Actual		Required
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:

Tier 1 Capital (to Total Average Assets)	$100,678	4.0%	$180,845	7.2%	$125,848	5.0%
Tier 1 Capital (to Risk Weighted Assets)	65,595	4.0%	180,845	11.0%	98,393	6.0%
Total Capital (to Risk Weighted Assets)	131,191	8.0%	197,388	12.0%	163,989	10.0%

As of December 31, 2002:

Tier 1 Capital (to Total Average Assets)	$99,395	4.0%	$188,040	7.6%	$124,244	5.0%
Tier 1 Capital (to Risk Weighted Assets)	63,919	4.0%	188,040	11.8%	95,878	6.0%
Total Capital (to Risk Weighted Assets)	127,838	8.0%	204,212	12.8%	159,797	10.0%

(6)	INVESTMENT SECURITIES

As of December 31, 2003 and 2002, the amortized cost and market value of available for sale investment securities were (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

December 31, 2003

U.S. Government and agency obligations	$149,252	$4,010	$(57)	$153,205
Municipal obligations	22,650	1,269	—	23,919
Corporate securities	47,009	1,772	—	48,781
Mortgage-backed securities	226,126	2,462	(204)	228,384
Collateralized mortgage obligations	198,441	1,721	(2,567)	197,595
Asset-backed securities	65,041	1,106	(105)	66,042
Common stock and mutual funds	5,411	—	(26)	5,385
Other equity securities	1,258	—	—	1,258

Total	$715,188	$12,340	$(2,959)	$724,569

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

December 31, 2002

U.S. Government and agency obligations	$156,466	$8,114	$—	$164,580
Municipal obligations	23,357	621	—	23,978
Corporate securities	63,209	2,934	—	66,143
Mortgage-backed securities	205,569	4,840	—	210,409
Collateralized mortgage obligations	247,236	3,364	(172)	250,428
Asset-backed securities	91,370	2,318	(12)	93,676
Common stock and mutual funds	26,676	4,803	(459)	31,020
Other equity securities	1,388	—	—	1,388

Total	$815,271	$26,994	$(643)	$841,622

At December 31, 2003, all of the securities with gross unrealized losses have been in a continuous unrealized loss position for less than 12 months.

At December 31, 2003, the Company did not own any investment or mortgage-backed securities of a single issuer, other than securities guaranteed by the U.S. Government or its agencies, which had an aggregate book value in excess of 10% of the Company’s capital at that date.

The Company had no securities classified as held to maturity or trading at December 31, 2003 and 2002, respectively. The Company does not currently use or maintain a trading account.

As of December 31, 2003, the amortized cost and market values of debt securities, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2003
	Amortized Cost	Market Value
Due in one year or less	$46,568	$47,454
Due after one year through five years	279,487	283,952
Due after five years through ten years	68,633	71,380
Due after ten years	313,831	315,140

Total	$708,519	$717,926

For the years ended December 31, 2003 and 2002, proceeds from the sales of available for sale securities were approximately $96.45 million and $179.72 million, respectively. Gross gains of approximately $8.03 million and $3.95 million, respectively, and gross losses of approximately $2.36 million and $1.25 million respectively, were realized on those sales for the years ended December 31, 2003 and 2002.

As of December 31, 2003 and 2002, investment securities with a book value of approximately $190.72 million and $200.19 million were pledged as security for short-term borrowed funds, U.S. Treasury tax and loan payments and municipal deposits held by the Bank, respectively.

(7)	OTHER THAN TEMPORARY IMPAIRMENT OF SECURITIES

On a quarterly basis, the Company reviews available for sale investment securities with unrealized depreciation for six consecutive months and other securities with unrealized depreciation on a judgmental basis to assess whether the decline in fair value is temporary or other than temporary. The Company judges whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons. Once the estimated reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. Unrealized losses which are not expected to reverse in the near term are charged to operations. In accordance with this policy, during the years ended December 31, 2003 and 2002 the Company recorded other than temporary impairment charges of $359,000 and $1.49 million, respectively. The 2003 charge is for one equity security and one investment in a limited partnership. The charge for the equity investment was computed using the closing price of the security as of the date of impairment. The equity security impaired is publicly traded. The impairment charge for the limited partnership was equal to the difference between the carrying value of the investment and the fair value of the Company’s share of the partner’s capital as calculated by the partnership at the date of impairment. The limited partnership is not publicly traded. The 2002 charge was computed using the closing prices of the securities as of the date of impairment. The securities impaired during 2002 were publicly traded. There were no material unrecognized impairment losses as of December 31, 2003 and 2002.

(8)	LOANS

As of December 31, 2003 and 2002, the Bank’s residential mortgage loan portfolio was collateralized by one- to four-family real estate, located primarily in central and eastern Connecticut. The commercial mortgage loan portfolio was collateralized primarily by multi-family, commercial and manufacturing properties located in Connecticut and surrounding states. A variety of different assets, including business assets, rental income properties, and manufacturing and commercial properties, collateralized a majority of the commercial loans. The composition of the Bank’s loan portfolio as of December 31, 2003 and 2002 is as follows (in thousands):

	2003	2002
One- to four-family residential mortgages	$981,023	$907,188
Construction mortgages	73,657	64,182
Commercial and multifamily mortgages	304,632	275,818
Commercial business loans	187,905	180,612
Installment loans	140,054	128,939

Total loans	1,687,271	1,556,739
Less - Allowance for loan losses	(16,543)	(16,172)

Total loans, net	$1,670,728	$1,540,567

The Bank services certain loans that it has sold without recourse to third parties. The aggregate amount of loans serviced for others approximated $78.62 million and $142.62 million as of December 31, 2003 and 2002, respectively. Fee income from servicing loans for others was approximately $321,000, $477,000 and $555,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Mortgage servicing rights of approximately $827,000 and $1.44 million were capitalized as of December 31, 2003 and 2002, respectively. Amortization of mortgage servicing rights was approximately $757,000, $611,000 and $881,000 for the years ended December 31, 2003, 2002 and 2001, respectively. During 2001, in response to the falling interest rate environment, the Bank reduced its estimate of remaining loan lives on serviced loans. This reduction in estimate resulted in a charge of approximately $370,000 to earnings in the fourth quarter of 2001, and is included in the amount above.

As of December 31, 2003 and 2002, loans to related parties totaled approximately $7.64 million and $7.82 million, respectively. For the year ended December 31, 2003, new loans of approximately $2.57 million were granted to these parties and principal payments of approximately $2.75 million were received. Related parties include directors and officers of the Company, their respective affiliates in which they have a controlling interest and their immediate family members. For the years ended December 31, 2003 and 2002, all loans to related parties were performing.

Allowance for loan losses

For the years ended December 31, 2003, 2002 and 2001, an analysis of the allowance for loan losses is as follows (in thousands):

	2003	2002	2001
Balance, beginning of year	$16,172	$15,228	$11,694
Acquisition of First Federal	—	—	2,174
Provision for loan losses	1,275	1,500	2,000
Loans charged off	(1,235)	(1,781)	(1,131)
Recoveries	331	1,225	491

Balance, end of year	$16,543	$16,172	$15,228

(9)	NONPERFORMING ASSETS

Nonperforming assets include loans for which the Bank does not accrue interest (“nonaccrual loans”), loans 90 days past due and still accruing interest and other real estate owned. Nonaccrual loans and loans 90 days past due and still accruing interest represent the Bank’s impaired loans. For the years ended December 31, 2003, 2002 and 2001, the average recorded investment in impaired loans was approximately $2.66 million, $8.03 million and $6.88 million, respectively. As of December 31, 2003 and 2002, nonperforming assets were as follows (in thousands):

	December 31,
	2003	2002
Loans past due 90 days and still accruing:
One- to four family mortgages	$291	$527
Commercial and multifamily mortgages	778	395
Commercial business	42	313
Installment	174	108

Total loans past due 90 days and still accruing	1,285	1,343

Loans on nonaccrual:
One- to four family mortgages	113	306
Commercial and multifamily mortgages	—	393
Commercial business	4,973	852
Installment	62	—

Total loans on nonaccrual	5,148	1,551

Total nonperforming loans	6,433	2,894
Other real estate owned	112	—

Total nonperforming assets	$6,545	$2,894

In January 2004, two commercial real estate loans totaling $1.6 million were placed on nonaccrual status. One loan for $807,000 was reported as 60 days past due at December 31, 2003. The second loan for $778,000 was reported as 90 days past due and still accruing at December 31, 2003 and therefore is included in December 31, 2003 nonperforming loans.

For the years ended December 31, 2003, 2002 and 2001, had interest income been accrued on nonaccrual loans at contractual rates, interest income would have increased by approximately $104,000, $136,000 and $446,000, respectively. For the years ended December 31, 2003, 2002 and 2001, interest income on impaired loans of approximately $56,000, $111,000 and $79,000, respectively, were recognized. As of December 31, 2003, 2002 and 2001, no significant additional funds were committed to customers whose loans were nonperforming.

As of December 31, 2003 and 2002, the Bank had impaired loans of approximately $6.43 million and $2.89 million, respectively, for which an additional allowance for loan losses of $395,000 and $80,000, respectively, were required. For the years ended December 31, 2003, 2002 and 2001, approximately $1.24 million, $1.78 million and $1.13 million, respectively, was charged off on nonaccrual loans.

(10)	DEPOSITS

As of December 31, 2003 and 2002, deposits consisted of the following (in thousands):

	2003	2002
Certificates of deposit:
Original maturity of less than one year	$126,820	$127,703
Original maturity of one year or more	376,073	433,956
Time certificates in denominations of $100,000 or more	80,398	81,542

Total certificates of deposit	583,291	643,201

Savings accounts	400,123	383,085
Money market accounts	232,639	209,301
NOW accounts	237,919	230,293
Demand deposits	152,320	130,099

Total deposits	$1,606,292	$1,595,979

At December 31, 2003, the scheduled maturities of time deposits were as follows (in thousands):

2004	$373,767
2005	72,260
2006	43,207
2007	57,745
2008	36,308
Thereafter	4

Total	$583,291

For the years ended December 31, 2003, 2002 and 2001, interest expense on time deposits in denominations greater than $100,000 was approximately $2.40 million, $3.25 million and $3.68 million, respectively.

(11)	ADVANCES FROM FEDERAL HOME LOAN BANK AND SHORT-TERM BORROWED FUNDS

As of December 31, 2003 and 2002, SBM had the following borrowings from Federal Home Loan Bank of Boston (“FHLB”) (dollars in thousands):

Interest Rate	Maturity Date	2003	2002
1.56%	January 3, 2003	$—	$2,000
5.84%	April 22, 2003	—	20,000
6.84%	August 11, 2003	—	10,000
6.45%	August 15, 2003	—	25,000
5.44%	September 16, 2003	—	10,000
6.68%	September 29, 2003	—	10,000
2.63%	October 1, 2003	—	6,000
2.06%	January 29, 2004	7,000	7,000
1.32%	February 10, 2004	10,000	—
1.41%	March 1, 2004	20,000	—
3.60%	April 12, 2004	10,000	10,000
1.40%	May 7, 2004	10,000	10,000
6.48%	May 17, 2004	10,000	—
1.49%	August 9, 2004	20,000	—
6.66%	October 4, 2004	25,000	25,000
3.97%	October 25, 2004	15,000	15,000
2.38%	October 29, 2004	5,000	5,000
6.65%	November 8, 2004	20,000	20,000
2.14%	November 15, 2004	10,000	10,000
3.97%	November 22, 2004	15,000	15,000
6.40%	November 30, 2004	5,000	5,000
4.19%	December 7, 2004	5,000	5,000
4.52%	December 21, 2004	5,000	5,000
3.97%	January 18, 2005	10,000	10,000
6.05%	May 2, 2005	30,000	30,000
2.50%	May 4, 2005	10,000	10,000
4.02%	July 1, 2005	7,000	7,000
2.75%	September 20, 2005	10,000	10,000
2.92%	October 31, 2005	5,000	5,000
2.68%	November 14, 2005	10,000	10,000
2.43%	November 21, 2005	25,000	—
6.52%	November 30, 2005	4,000	4,000
6.39%	December 6, 2005	5,000	5,000
2.46%	February 13, 2006	10,000	—
2.93%	March 20, 2006	10,000	10,000
6.53%	* October 2, 2006	20,000	20,000
3.06%	November 13, 2006	7,000	7,000
4.91%	December 7, 2006	5,000	5,000
5.28%	December 21, 2006	5,000	5,000
4.84%	January 16, 2007	5,000	5,000
4.66%	July 2, 2007	7,000	7,000
3.38%	November 13, 2007	6,000	6,000

Interest Rate	Maturity Date	2003	2002
5.88%	July 9, 2008	10,000	10,000
5.63%	September 16, 2008	13,056	13,056
4.99%	October 30, 2008	20,000	20,000
5.49%	December 8, 2008	5,000	5,000
5.90%	December 22, 2008	5,000	5,000
5.50%	January 15, 2009	5,000	5,000
4.34%	August 14, 2009	10,000	10,000
7.10%	September 10, 2009	4,679	4,833
5.91%	* January 13, 2010	20,000	20,000
4.85%	February 8, 2010	10,000	10,000
6.56%	* April 12, 2010	20,000	20,000
6.58%	* February 27, 2012	20,000	20,000
5.39%	* December 16, 2013	15,000	15,000
	Unamortized premium	2,600	5,001

Total advances from FHLB		$543,335	$533,890

*	These advances have call dates ranging from January 2003 through December 2008.

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

	At or For the Year Ended December 31,
	2003	2002	2001
	(dollars in thousands)
Average balance outstanding:
Federal Home Loan Bank advances	$555,223	$477,042	$235,440
Short-term borrowed funds	119,385	116,318	110,823
Maximum amount outstanding at any month-end during the period:
Federal Home Loan Bank advances	571,825	562,901	457,033
Short-term borrowed funds	125,357	124,315	125,866
Balance outstanding at end of period:
Federal Home Loan Bank advances	540,735	528,889	457,033
Short-term borrowed funds	123,049	121,052	117,180
Weighted average interest rate during the period:
Federal Home Loan Bank advances	4.35%	4.92%	5.20%
Short-term borrowed funds	0.66	1.41	2.60
Weighted average interest rate at end of period:
Federal Home Loan Bank advances	4.26	4.65	5.01
Short-term borrowed funds	0.64	0.90	1.77

SBM’s FHLB stock collateralizes the FHLB advances. In addition, mortgage loans and otherwise unencumbered investment securities qualified as collateral available to the FHLB were pledged to secure these advances, unused credit lines and letters of credit issued by the FHLB. As of December 31, 2003, SBM had the ability to borrow a total of approximately $736.45 million from FHLB.

SBM maintains a line of credit of $34.00 million with the FHLB which accrues interest at variable rates determined by the FHLB on a daily basis. Amounts drawn against the line of credit are due within one day of withdrawal; however, such amounts are automatically renewed provided that SBM has sufficient cash balances deposited with the FHLB. Borrowings under the line of credit are secured by U.S. Government treasury and/or agency bonds. There were no outstanding borrowings on the FHLB line of credit at December 31, 2003 or 2002.

Short-term borrowed funds primarily represents commercial transactional repurchase accounts (business checking accounts, which are not Federal Deposit Insurance Corporation insured).

(12)	DIRECTOR AND EMPLOYEE RETIREMENT EXPENSES

During the third quarter of 2001, the Company recorded $1.42 million of director and employee retirement expenses which represents $872,000 of director (see Note 3) and $547,000 of employee retirement expenses. In September 2001, the Bank offered an early retirement package to eligible employees. Ten Bank employees opted for the package. The employee retirement expense includes a pension charge of $264,000 and compensated absences of $283,000.

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

The following table sets forth the change in benefit obligation, change in plan assets and the funded status of the Bank’s pension plan for the years ended December 31, 2003 and 2002. The table includes the effect from the First Federal acquisition. The table also provides a reconciliation of the Pension Plan’s funded status and the amounts recognized in the Bank’s consolidated statements of condition (in thousands):

	2003	2002
Change in benefit obligation:
Benefit obligation, beginning of year	$44,969	$37,285
Service cost	2,460	1,807
Interest cost	2,865	2,582
Actuarial loss	5,742	4,990
Benefits paid	(1,907)	(1,695)

Benefit obligation, end of year	$54,129	$44,969

	2003	2002
Change in plan assets:
Fair value of plan assets, beginning of year	$25,965	$30,367
Actual return on plan assets	4,428	(2,707)
Contributions to plan	1,412	—
Benefits paid	(1,907)	(1,695)

Fair value of plan assets, end of year	$29,898	$25,965

	2003	2002
Funded status	$(24,231)	$(19,005)
Employer contributions after measurement date	2,159	1,412
Minimum pension liability	(3,714)	(2,592)
Unrecognized transition asset	—	(40)
Unrecognized prior service cost	221	240
Unrecognized net actuarial loss	14,250	10,503

Accrued benefit cost	$(11,315)	$(9,482)

Amounts recognized in the statements of condition consist of at December 31 (in thousands):

	2003	2002
Accrued benefit cost	$(7,600)	$(6,890)
Intangible assets	(221)	(240)
Accumulated other comprehensive income	(3,494)	(2,352)

Net amount recognized	$(11,315)	$(9,482)

The accumulated benefit obligation for the Pension Plan was $43.37 million and $36.86 million at December 31, 2003 and 2002, respectively.

Information concerning the accumulated benefit obligation of the Pension Plan is as follows at December 31 (in thousands):

	2003	2002
Projected benefit obligation	$54,129	$44,969
Accumulated benefit obligation	43,371	36,858
Fair value of plan assets	29,898	25,965

The components of net periodic pension cost for the years ended December 31, 2003, 2002 and 2001 were as follows (in thousands):

	2003	2002	2001
Service cost	$2,461	$1,807	$1,348
Interest cost	2,865	2,582	1,438
Expected return on plan assets	(4,429)	2,707	(1,621)
Recognized net gain	—	—	(223)
Amortization and deferral	1,972	(5,429)	(69)
Additional amount due to settlement or curtailment	—	—	773

Net periodic pension cost	$2,869	$1,667	$1,646

Other information concerning the additional minimum liability is as follows at December 31:

	2003	2002
Increase in minimum liability included in other comprehensive income	$1,122	$2,592

Significant actuarial assumptions used in determining the actuarial present value of the projected benefit obligation and the net periodic pension cost were as follows:

	2003	2002	2001
Discount rate	6.00%	6.50%	7.00%
Rate of increase in compensation levels	4.50%	4.50%	4.50%
Long-term rate of return on assets	8.50%	8.50%	8.50%

The Company’s pension plan weighted average asset allocations at December 31, 2003 and 2002 by asset category are as follows:

	Plan Assets at December 31,
	2003	2002
Equity securities	56%	60%
Debt securities	39%	35%
Other	5%	5%

Total	100%	100%

In developing our expected long-term rate of return assumption, we evaluated input from our actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. We anticipate that our investment managers will continue to generate long-term returns of at least 8.50%. We regularly review our asset allocation and periodically rebalance our investments when considered appropriate. We continue to believe that 8.50% is a reasonable long-term rate of return on our Pension Plan assets. Our pension plan assets had an investment return of 17.22% for the year ended December 31, 2003. We will continue to evaluate our actuarial assumptions, including our expected rate of return, at least annually, and will adjust as necessary.

The Bank has entered into supplemental retirement agreements with certain officers and outside directors. The following table sets forth the change in benefit obligation and the funded status of the obligations for the years ended December 31, 2003 and 2002. The table also provides a reconciliation of the obligation’s funded status and the amounts recognized in the Bank’s consolidated statements of condition (in thousands):

	2003	2002
Change in benefit obligation:
Benefit obligation, beginning of year	$6,793	$4,480
Service cost	417	370
Interest cost	437	414
Actuarial loss	2,715	2,935
Benefits paid	(55)	—
Plan amendments	142	(1,406)

Benefit obligation, end of year	10,449	6,793
Fair value of plan assets, end of year	—	—

Funded status	(10,449)	(6,793)
Unrecognized prior service cost	(775)	(920)
Unrecognized net actuarial loss	6,851	4,730
Minimum pension liability	(2,396)	(1,380)

Accrued benefit cost	$(6,769)	$(4,363)

Amounts recognized in the statements of condition consist of at December 31 (in thousands):

	2003	2002
Accrued benefit cost	$(4,373)	$(2,982)
Intangible assets	(364)	(608)
Accumulated other comprehensive income	(2,032)	(773)

Net amount recognized	$(6,769)	$(4,363)

The accumulated benefit obligation for the supplemental retirement agreements with certain officers and outside directors was $6.03 million and $3.72 million at December 31, 2003 and 2002, respectively.

The components of net periodic pension cost for the years ended December 31, 2003, 2002 and 2001 were as follows (in thousands):

	2003	2002	2001
Service cost	$417	$370	$230
Interest cost	437	414	270
Actual return on plan assets	—	55	—
Amortization and deferral	591	222	399

Net periodic pension cost	$1,445	$1,061	$899

Significant actuarial assumptions used in determining the actuarial present value of the projected benefit obligation and the net periodic pension cost were as follows:

	2003	2002	2001
Discount rate	6.00%	6.50%	7.00%
Rate of increase in compensation levels	4.00 and 4.50%	4.00 and 4.50%	4.00 and 4.50%

In addition to providing pension benefits, the Bank provides certain health care benefits for retired employees (“the Health Care Plan”). Only employees retiring before January 1, 1989 are eligible for these benefits, provided they attain age 55 while working for the Bank. In addition, all employees who have attained age 55 and have ten years of vested service are covered under the Health Care Plan until age 65. Effective January 1, 1993, the Bank began to accrue for the estimated costs of these benefits through charges to expense during the years that the employees earn these benefits. The following table reconciles the Health Care Plan’s funded status to the accrued obligation as of December 31, 2003 and 2002 (in thousands):

	2003	2002
Accumulated postretirement benefit obligation:
Retirees	$(3,104)	$(3,236)
Other fully eligible participants	(373)	(243)
Other active participants	(1,301)	(928)

	(4,778)	(4,407)
Unrecognized actuarial (loss) gain	433	115
Unrecognized prior service cost	453	508

Accrued benefit cost	$(3,892)	$(3,784)

For the years ended December 31, 2003, 2002 and 2001, net postretirement health care cost included the following components (in thousands):

	2003	2002	2001
Service cost	$162	$132	$78
Interest cost	276	274	86
Amortization and deferral	55	55	(5)

Net postretirement benefit cost	$493	$461	$159

Significant actuarial assumptions used in determining the actuarial present value of the projected benefit obligation and the net postretirement health care cost are as follows:

	2003	2002	2001
Discount rate	6.00%	6.50%	7.00%
Health care cost trend rate assumed for next year	7.00%	7.00%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	7.00%	7.00%	7.00%
Year that rate reaches the ultimate trend rate	2003	2002	2001

Assumed health care cost trends have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$53	$(45)
Effect on postretirement benefit obligation	439	(381)

In connection with the Plan of Conversion, the Bank established an ESOP which acquired 8%, or 898,560, of the shares which were issued in the conversion at a price of $10.36 per share. The purchase of the shares by the ESOP was funded by a loan of $9.31 million from the Company. The loan is to be repaid in fifteen equal annual installments of principal and interest of $1.12 million. Interest on the loan is fixed at 8.75%. ESOP expense for the years ended December 31, 2003 and 2002 was $2.61 million and $1.87 million, respectively. ESOP expense is based on the market value of the Company’s common stock at the time shares are allocated to employees, which may differ from the $10.36 cost of those shares.

(15)	INCOME TAXES

For the years ended December 31, 2003, 2002 and 2001, the provision for (benefit from) income taxes consisted of the following (in thousands):

	2003	2002	2001
Current federal tax provision	$17,313	$12,412	$9,665
Deferred federal tax provision (benefit)	(2,845)	214	(3,290)

Total provision for income taxes	$14,468	$12,626	$6,375

As of December 31, 2003 and 2002, the components of the net deferred income tax asset included in current and deferred income taxes in the accompanying consolidated statements of condition were (in thousands):

	2003	2002
Deferred tax assets:
Allowance for loan losses	$5,789	$5,600
Benefits	8,667	6,983
Branch premiums	514	375
Payments and interest on nonaccrual loans	155	324
Investment securities impairment	1,782	1,613
Capital loss	—	231
Compensation	774	312
Other	333	792

	18,014	16,230

Deferred tax liabilities:
Unrealized gain on available for sale securities	(3,284)	(9,223)
Core deposit intangible and noncompete agreement	(2,429)	(2,523)
Premium/discount on First Federal	(871)	(2,451)
Accretion	(889)	(1,050)
Premises and equipment	(726)	(474)
Mortgage servicing rights	(289)	(505)
Other	(94)	(104)

	(8,582)	(16,330)

Net deferred tax (liability) asset	$9,432	$(100)

Effective for taxable years commencing after December 31, 1998, financial service companies are permitted to establish in the State of Connecticut a passive investment company (“PIC”) to hold and manage loans secured by real property. In 1999, SBM established a PIC, as a wholly-owned subsidiary, and transferred a portion of its real estate mortgage portfolio from SBM to the PIC. Income earned by the PIC is exempt from Connecticut corporation business tax and dividends received by the financial service company from the PIC were not taxable through December 31, 2003.

For the years ended December 31, 2003, 2002 and 2001, the provision for income taxes differed from the amount computed by applying the statutory federal income tax rate (35%) to income before provision for income taxes for the following reasons (in thousands):

	2003	2002	2001
Tax provision at statutory rate	$14,664	$13,501	$6,699
Increase (decrease) in tax resulting from:
Cash surrender value of life insurance	(821)	(842)	(361)
Tax exempt income	(376)	(373)	(90)
ESOP	697	436	262
Dividends received deduction	(74)	(147)	(196)
Other, net	378	51	61

	$14,468	$12,626	$6,375

As of December 31, 2003, the Bank’s allowance for loan losses for federal income tax return purposes was approximately $19.0 million. If any portion of this allowance is used for purposes other than to absorb loan losses and write-downs of other real estate owned, such amounts will become subject to income tax at the then current tax rate. Management does not anticipate that capital will be used in such a way so as to require the payment of taxes on taxable income resulting from the recapture of the tax allowance. As a result, in accordance with SFAS No. 109, no provision for such tax has been recorded in the accompanying consolidated financial statements.

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

A summary of the status of the Company’s Stock Incentive Plans as it relates to stock options as of December 31, 2003, 2002 and 2001 and changes during the years ended on those dates is presented below:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2000	1,017,776	$17.63
Granted	35,580	18.51
Forfeited	(7,800)	17.63
Exercised	(3,608)	17.63

Options outstanding at December 31, 2001	1,041,948	17.66
Granted	729,000	37.20
Forfeited	(1,800)	17.63
Exercised	(35,360)	17.63

Options outstanding at December 31, 2002	1,733,788	$25.87
Exercised	(422,606)	19.14

Options outstanding at December 31, 2003	1,311,182	$28.04

At December 31, 2003 and 2002, options were exercisable on 299,524 and 365,658 shares of stock with a weighted average exercise price of $25.06 and $17.64, respectively.

The following table summarizes by plan the options available for grant at December 31, 2003:

	2000 Stock-Based Incentive Plan	2002 Equity Compensation Plan
Options available for grant	1,123,200	675,000
Options granted	(1,123,200)	(621,476)

Options remaining for grant	—	53,524

The following table summarizes information related to outstanding options as of December 31, 2003:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$17.63	611,382	7.00	$17.63
$21.80	4,500	7.73	21.80
$27.74	18,000	8.14	27.74
$37.50	677,300	8.80	37.50

Total	1,311,182	7.95	$28.04

(17)	SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following table presents quarterly consolidated financial information for the Company for 2003 and 2002 (in thousands):

	2003				2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$31,015	$31,508	$32,667	$33,620	$35,004	$35,108	$35,420	$35,033
Interest expense	11,446	11,762	12,146	12,754	13,888	14,750	15,159	16,110

Net interest income	19,569	19,746	20,521	20,866	21,116	20,358	20,261	18,923
Provision for loan losses	300	300	300	375	375	375	375	375

Net interest income after provision for loan losses	19,269	19,446	20,221	20,491	20,741	19,983	19,886	18,548
Noninterest income (1)	5,327	9,218	5,749	5,009	5,052	4,755	4,498	4,720
Noninterest expense	15,231	14,626	14,600	14,263	14,563	14,679	15,338	15,028
Merger expenses (2)	2,389	1,235	209	279	—	—	—	—

Income before provision for income taxes	6,976	12,803	11,161	10,958	11,230	10,059	9,046	8,240
Provision for income taxes	(2,880)	(4,289)	(3,683)	(3,616)	(3,706)	(3,320)	(2,931)	(2,670)

Net income	$4,096	$8,514	$7,478	$7,342	$7,524	$6,739	$6,115	$5,570

(1)	Third quarter 2003 includes net gains on securities of $3.95 million.
(2)	In connection with the pending merger with NHSB, the Company agreed to take action to accelerate the vesting of all unvested restricted stock awards that have been granted to certain officers. The vesting acceleration occurred on November 25, 2003 and the Company recorded a charge of $1.42 million, based on the fair value of the common stock which is included in merger expenses in the accompanying consolidated statement of operations for the year ended December 31, 2003. During the year ended December 31, 2003 the Company incurred an additional $2.69 million of other merger expenses, primarily professional fees.

(18)	COMMITMENTS AND CONTINGENCIES

Cash and due from banks withdrawal and usage reserve requirements

The Bank is required to maintain reserves against its transaction accounts and non-personal time deposits. As of December 31, 2003 and 2002, cash and due from banks withdrawal/usage reserve requirements of approximately $5.97 million and $7.47 million, respectively, existed as a result of Federal Reserve requirements to maintain certain average balances.

Lease commitments

The Bank leases certain of its premises and equipment under lease agreements which expire at various dates through July 2015. The Bank has the option to renew certain of the leases at fair rental values. Rental expense was approximately $1.37 million, $1.37 million and $1.26 million for the years ended December 31, 2003, 2002 and 2001, respectively.

As of December 31, 2003, minimum rental commitments under noncancellable operating leases were (in thousands):

Year	Commitment
2004	1,247
2005	1,017
2006	798
2007	566
2008	384
Thereafter	991

Total	$5,003

Loan commitments and letters of credit

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments included commitments to extend credit of approximately $242.30 million and $270.53 million as of December 31, 2003 and 2002, respectively, and standby letters of credit of approximately $7.07 million and $4.78 million as of December 31, 2003 and 2002, respectively.

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

Summarized information relative to the statements of condition as of December 31, 2003 and 2002 and statements of operations and cash flows for the years ended December 31, 2003, 2002 and 2001 of Connecticut Bancshares, Inc. (parent company only) are presented as follows (in thousands):

	2003	2002
Statements of Condition
Assets:
Cash and cash equivalents	$11,043	$7,360
Investment in SBM	210,811	232,339
Securities available for sale	28,296	7,609
Current and deferred income taxes	13,774	4,303
Accrued interest receivable	—	7
Other assets	35	21

Total assets	$263,959	$251,639

Liabilities and stockholders’ equity:
Other liabilities	$126	$79

Total liabilities	126	79

Stockholders’ equity	263,833	251,560

Total liabilities and stockholders’ equity	$263,959	$251,639

	2003	2002	2001
Statements of Operations
Interest and dividend income:
Interest and dividend income on investment securities	$469	$1,289	$2,246

Noninterest income:
Gains on sales of securities, net	249	726	520
Other than temporary impairment of securities	(201)	—	(160)

Total noninterest income	48	726	360

Noninterest expense:
Salaries and employee benefits	5,449	3,736	3,511
Fees and services	603	759	992
Merger-related expenses	4,111	—	—
Other operating expenses	146	156	179

Total noninterest expense	10,309	4,651	4,682

Loss before (benefit from) provision for income taxes and equity in undistributed earnings of SBM	(9,792)	(2,636)	(2,076)
(Benefit from) provision for income taxes	(3,282)	(1,285)	82

Loss before equity in undistributed earnings of SBM	(6,510)	(1,351)	(2,158)
Equity in undistributed earnings of SBM	33,940	27,300	14,922

Net income	$27,430	$25,949	$12,764

	2003	2002	2001
Statements of Cash Flows
Cash flows from operating activities:
Net income	$27,430	$25,949	$12,764
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Accretion on bonds, net	(67)	(153)	(253)
Gains on sales of securities, net	(249)	(726)	(520)
Other than temporary impairment of investment securities	201	—	160
Deferred income tax provision (benefit)	(1,646)	693	(97)
Granting of restricted stock to former Chairman of the Board	—	—	276
Granting of stock options to former Chairman of the Board	—	—	266
Accelerated vesting of restricted stock	—	—	214
Accelerated vesting of stock options	—	7	124
Change in ESOP unearned compensation	2,752	1,963	1,368
Change in restricted stock unearned compensation	4,244	1,843	1,630
Changes in operating assets and liabilities -
Accrued interest receivable	7	178	204
Other assets	(14)	90	—
Other liabilities	47	65	(1,680)
Change in equity of SBM due to minimum pension liability	(1,652)	(1,734)	—
Equity in undistributed earnings of SBM	(33,940)	(27,300)	(14,922)

Net cash (used in) provided by operating activities	(2,887)	875	(466)

Cash flows from investing activities:
Proceeds from maturities of available for sale securities	1,000	—	5,900
Proceeds from sales of available for sale securities	8,834	13,109	12,482
Purchases of available for sale securities	(32,691)	(2,011)	(1,858)
Proceeds from principal payments of available for sale securities	1,953	1,707	409

Net cash (used in) provided by investing activities	(20,904)	12,805	16,933

Cash flows from financing activities:
Funding of trustee purchases of restricted stock	—	(6,702)	(9,620)
Purchase of treasury stock	(16,222)	(5,522)	—
Proceeds from exercise of stock options	8,103	623	64
Dividend upstreamed from SBM	43,000	—	—
Dividends paid	(7,407)	(5,945)	(3,257)

Net cash provided by (used in) financing activities	27,474	(17,546)	(12,813)

Net increase (decrease) in cash and cash equivalents	3,683	(3,866)	3,654

CASH AND CASH EQUIVALENTS, beginning of year	7,360	11,226	7,572

CASH AND CASH EQUIVALENTS, end of year	$11,043	$7,360	$11,226

(21)	CASH SURRENDER VALUE OF LIFE INSURANCE

In 2001, the Bank purchased $20.00 million of Bank Owned Life Insurance (“BOLI”). The Bank purchased these policies for the purpose of protecting itself against the cost/loss due to the death of key employees and to offset the Bank’s future obligations to its employees under various retirement and benefit plans. On August 31, 2001, the Bank acquired $20.36 million of BOLI as a result of the acquisition of First Federal. The total value of BOLI at December 31, 2003 and December 31, 2002 was $46.15 million and $43.80 million, respectively. The Bank recorded income from BOLI of $2.35 million and $2.41 million in 2003 and 2002, respectively.

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

As of December 31, 2003 and 2002, the estimated fair values and recorded book balances of the Bank’s financial instruments were (in thousands):

	2003		2002
	Recorded Book Balance	Fair Value	Recorded Book Balance	Fair Value
Assets:

Cash and cash equivalents	$49,108	$49,108	$25,264	$25,264
Securities available for sale	724,569	724,569	841,622	841,622
Loans, net	1,670,728	1,675,589	1,540,567	1,578,333
Federal Home Loan Bank Stock	27,037	27,037	30,783	30,783
Cash surrender value of life insurance	46,150	46,150	43,803	43,803
Accrued interest receivable	10,413	10,413	12,613	12,613

Liabilities:

Deposits -
Savings	$400,122	$400,122	$383,085	$383,085
Money market	232,640	232,640	209,301	209,301
Certificates of deposit	583,291	591,055	643,201	656,972
NOW	237,919	237,919	230,293	230,293
Demand	153,320	153,320	130,099	130,099
Short-term borrowed funds	123,049	123,049	121,052	121,052
Mortgagors’ escrow accounts	19,665	19,665	15,097	15,097
Advances from Federal Home Loan Bank	543,335	562,069	533,890	562,596